Form 10-Q
period 2008-03-31
Auburn Bancorp, Inc.
filed 2008-06-27
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ___________ to ____________

Auburn Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States		26-2139168
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

256 Court Street, P.O. Box 3157, Auburn, Maine 04212
(Address and zip code of principal executive offices)

(207) 782-0400
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                                                     Large accelerated filer ☐                                                       Accelerated filer ☐

                                                      Non-accelerated filer ☐                                                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, no shares outstanding as of June 27, 2008.*
___________
* The registrant's Registration Statement on Form S-1 was declared effective on March 13, 2008.

AUBURN BANCORP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
March 31, 2008

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.                      FINANCIAL STATEMENTS

AUBURN SAVINGS BANK, FSB

Balance Sheets

March 31, 2008 (Unaudited) and June 30, 2007

ASSETS
	March 31,	June 30,
	2008	2007
	(Unaudited)

Cash and due from banks	$1,143,342	$884,546
Interest-bearing deposits	2,145,710	2,528,784
Total cash and cash equivalents	3,289,052	3,413,330

Certificates of deposit	2,356,327	594,000

Investment securities available for sale	1,477,083	2,364,564

Federal Home Loan Bank stock, at cost	901,100	901,100

Loans	54,846,588	53,116,112
Less allowance for loan losses	(313,624)	(317,580)
Net loans	54,532,964	52,798,532

Property and equipment, net	1,945,051	2,001,115

Foreclosed real estate	129,300	—
Accrued interest receivable:
Investments	35,146	23,885
Mortgage-backed securities	2,230	2,566
Loans	230,533	251,082
Prepaid expenses and other assets	480,174	54,270

Total assets	$65,378,960	$62,404,444
LIABILITIES AND CAPITAL
Liabilities:
Deposits	$45,383,360	$44,878,926
Federal Home Loan Bank advances	15,150,000	12,900,000
Accrued interest and other liabilities	170,041	127,207
Deferred income taxes	153,397	148,510
Total liabilities	60,856,798	58,054,643

Capital:
Retained earnings	4,593,847	4,362,193
Accumulated other comprehensive loss	(71,685)	(12,392)
Total capital	4,522,162	4,349,801

Total liabilities and capital	$65,378,960	$62,404,444

The accompanying notes are an integral part of these financial statements.

AUBURN SAVINGS BANK, FSB

Statements of Income

Three and Nine Months Ended March 31, 2008 and March 31, 2007 (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Interest and dividend income:
Interest on loans	$951,511	$882,534	$2,812,111	$2,694,272
Interest on investments and other interest-bearing deposits	64,810	57,418	197,639	165,274
Dividends on Federal Home Loan Bank stock	13,628	28,534	42,994	61,708
Total interest and dividend income	1,029,949	968,486	3,052,744	2,921,254

Interest expense:
Interest on deposits and escrow accounts	403,121	405,907	1,270,479	1,196,547
Interest on Federal Home Loan Bank advances	193,934	168,019	549,183	538,401
Total interest expense	597,055	573,926	1,819,662	1,734,948

Net interest income	432,894	394,560	1,233,082	1,186,306

Provision for (recovery of) loan losses	4,410	7,000	(2,614)	25,000

Net interest income after provision for (recovery of) loan losses	428,484	387,560	1,235,696	1,161,306

Non-interest income:
Net gain (loss) on sales of loans	44,514	(1,465)	53,839	10,181
Net gain on sales of investments	—	—	—	4,096
Other non-interest income	62,220	18,918	129,863	55,144
Total non-interest income	106,734	17,453	183,702	69,421

Non-interest expenses:
Salaries and employee benefits	224,536	208,063	654,251	613,603
Occupancy expense	26,138	26,953	78,204	82,227
Depreciation	24,397	28,351	76,328	88,738
Federal insurance premiums	1,284	1,795	3,843	4,060
Computer charges	37,728	33,682	111,047	98,488
Advertising expense	10,999	6,916	34,224	23,165
Consulting expense	9,405	9,787	28,380	18,637
Other operating expenses	65,707	61,368	178,604	174,418
Total non-interest expenses	400,194	376,915	1,164,881	1,103,336

Income before income taxes	135,024	28,098	254,517	127,391

Income tax expense	40,600	8,300	76,300	38,100

Net income	$94,424	$19,798	$178,217	$89,291

The accompanying notes are an integral part of these financial statements.

AUBURN SAVINGS BANK, FSB

Statements of Changes in Capital

Nine Months Ended March 31, 2008 and March 31, 2007 (Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, June 30, 2006	$4,242,211	$(78,796)	$4,163,415

Comprehensive income
Net income	89,291	—	89,291
Other comprehensive income
Unrealized holding gains on securities, net of taxes of $22,650	—	43,967	43,967
Less reclassification adjustment for items included in net income, net of taxes of $1,673	—	3,248	3,248

Total comprehensive income	89,291	47,215	136,506

Balance, March 31, 2007 (unaudited)	$4,331,502	$(31,581)	$4,299,921

	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, June 30, 2007	$4,362,193	$(12,392)	$4,349,801

Comprehensive income
Net income	178,217	—	178,217
Other comprehensive loss
Unrealized holding losses on securities, net of taxes of $(30,545)	—	(59,293)	(59,293)

Total comprehensive income	178,217	(59,293)	118,924

Effect of adoption of SFAS No. 156, net of tax effect of $17,812	53,437	—	53,437

Balance, March 31, 2008 (unaudited)	$4,593,847	$(71,685)	$4,522,162

The accompanying notes are an integral part of these financial statements.

AUBURN SAVINGS BANK, FSB

Statements of Cash Flows

Nine Months Ended March 31, 2008 and March 31, 2007 (Unaudited)

	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$178,217	$89,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,328	88,737
Net amortization of premiums (accretion of discounts) on investment securities available for sale	(2,169)	9,017
Provision for (recovery of) loan losses	(2,614)	25,000
Deferred income tax expense	17,620	2,645
Gain on sales of investments	—	(4,096)
Gain on sales of loans	(53,839)	(10,181)
Net decrease (increase) in prepaid expenses and other assets	(165,772)	13,928
Net decrease (increase) in accrued interest receivable	9,624	(16,929)
Net increase (decrease) in accrued interest and other liabilities	42,834	(38,431)

Net cash provided by operating activities	100,229	158,981

Cash flows from investing activities:
Purchase of investment securities available for sale	(576,519)	—
Proceeds from sales of investment securities available for sale	1,258,630	771,055
Proceeds from maturities and principal paydowns on investment securities available for sale	117,701	188,292
Net proceeds from maturities of (investments in) certificates of deposit	(1,762,327)	199,502
Net decrease (increase) in loans to customers	(1,714,438)	1,222,575
Proceeds from redemption of Federal Home Loan Bank stock	—	115,600
Capital expenditures	(20,264)	(15,048)

Net cash provided (used) by investing activities	(2,697,217)	2,481,976

Cash flows from financing activities:
Advances from Federal Home Loan Bank	3,021,000	4,000,000
Repayment of advances from the Federal Home Loan Bank	(771,000)	(5,100,000)
Net increase (decrease) in deposits	504,435	(566,350)
Increase in reorganization costs	(281,725)	—

Net cash provided (used) by financing activities	2,472,710	(1,666,350)

Net increase (decrease) in cash and cash equivalents	(124,278)	974,607

Cash and cash equivalents, beginning of period	3,413,330	2,637,965

Cash and cash equivalents, end of period	$3,289,052	$3,612,572

Supplementary cash flow information:
Cash paid during the year for:
Interest	$1,820,259	$1,722,928
Taxes	$19,800	$33,976

The accompanying notes are an integral part of these financial statements.

AUBURN SAVINGS BANK, FSB

Notes to Financial Statements

1.         Basis of Presentation

The financial information included herein as of March 31, 2008, and for the interim periods ended March 31, 2008 and 2007, is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments, that are necessary for a fair presentation. The results shown for the nine months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be obtained for a full year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2007 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-149723).

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

2.         Recent Accounting Pronouncements

Auburn Savings Bank adopted Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140, on July 1, 2007. In accordance with SFAS No. 156, the Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The effect of capitalizing loan servicing rights for loans sold and serviced was recorded as a cumulative effect adjustment at July 1, 2007.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133. FASB Statement No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 better conveys the purpose of derivative use in terms of the risk that the entity is intending to manage, disclosing the fair values of the derivative instruments and their gains and losses in a tabular format, as well as disclosing information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect implementation of SFAS No. 161 to have a material impact on the financial statements of the Company.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for Auburn Savings Bank’s 2009 fiscal year, with early adoption permitted for Auburn Savings Bank’s 2008 fiscal year, provided that Auburn Savings Bank also adopts SFAS No. 157 for fiscal year 2008. Management is currently evaluating the potential impacts of adopting this Statement on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for Auburn Savings Bank on July 1, 2008, with earlier adoption permitted for fiscal year 2008, and is not expected to have a material impact on Auburn Savings Bank’s financial statements. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2 which delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 was effective for Auburn Savings Bank on July 1, 2007, and did not have a material impact on Auburn Savings Bank’s financial statements.

3.        Net Income Per Common Share

Basic and diluted net income per common share is not calculated since Auburn Savings Bank is in process of reorganizing into stock form for the period ended March 31, 2008.

4.        Plan of Reorganization

On January 11, 2008, the Board of Directors of Auburn Savings Bank adopted a Plan of Reorganization From a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”) under which Auburn Savings Bank will reorganize into a mutual holding company structure. As part of the reorganization, Auburn Savings Bank will convert to a federal stock savings bank, Auburn Savings Bank will become a wholly-owned subsidiary of Auburn Bancorp, Inc. (the “Company”), and the Company will become a majority-owned subsidiary of Auburn Mutual Holding Company (the “MHC”). In addition, the Company will conduct a stock offering  pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision (“OTS”). Upon completion of the reorganization and stock offering, the MHC is expected to own 55.0% of the outstanding common stock of the Company and the minority public shareholders will own 45.0%.  Shares of the Company’s common stock will be offered on a first priority basis in a subscription offering to eligible account holders, tax-qualified employee plans, and other members. Any shares remaining after the conclusion of the subscription offering may be offered for sale in a community offering or syndicated offering. So long as the MHC is in existence, the MHC will be required to own at least a majority of the voting stock of the Company.

The costs associated with the reorganization are deferred and will be deducted from the proceeds upon the sale and issuance of the stock. In the event the reorganization is not consummated, costs incurred will be charged to expense. As of March 31, 2008, reorganization costs totaled $281,725.

The Plan is subject to the approval of the OTS and a majority of the total votes eligible to be cast by voting members of Auburn Savings Bank.  The OTS granted conditional approval of the Plan on May 13, 2008.  The voting members of Auburn Savings Bank approved the Plan on June 26, 2008.

After the reorganization, the Company will not be able to declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of Auburn Savings Bank to be reduced below the amount required under OTS rules and regulations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and businesses.

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. Short-term interest rates (which influence the rates we pay on deposits) have until recently increased, while longer-term interest rates (which influence the rates we earn on loans) have not. The narrowing of the spread between the interest we earn on loans and investments and the interest we pay on deposits has negatively affected our net interest income. A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services. The majority of our non-interest income generally comes from loan service charges and service charges on deposit accounts.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a regular basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

In originating loans, we recognize that losses will be experienced on loans and that the risk of loss will vary with many factors, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan over the term of the loan. We maintain an allowance for loan losses that is intended to absorb losses inherent in the loan portfolio, and as such, this allowance represents management’s best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based on management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.  At March 31, 2008, we had no impaired loans as defined by Statement of Financial Accounting Standards No. 114 and, therefore, there is no established valuation allowance for impaired loans.

Expenses. The non-interest expenses we incur in operating our business consist of expenses for salaries and employee benefits, occupancy and equipment, data processing, marketing and advertising, professional services and various other miscellaneous expenses. Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. Following the stock offering, we will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Following completion of the reorganization and stock offering, we will incur additional non-interest expenses as a result of operating as a public company. These additional expenses will consist primarily of legal and accounting fees and expenses of stockholder communications and meetings.

Forward-Looking Statements

Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.” Certain factors that could have a material adverse affect on the operations of Auburn Savings Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Auburn Savings Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion, or make significant assumptions that have or could have a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for loan losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.  The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

Actual loan losses may be significantly more than the allowance we have established, which could have a material negative effect on our financial results.

Securities.  We classify our investments as available for sale. These assets are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of investment securities available for sale below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized over the contractual life of the loans as an adjustment of the related loan yield using the interest method.

Loans past due 30 days or more are considered delinquent. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection.  Consumer loans are typically charged off when they are no more than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Cash payments on these loans are applied to principal balances until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

Total Assets. Total assets increased by $3.0 million, or 4.8%, from $62.4 million at June 30, 2007 to $65.4 million at March 31, 2008. This increase was largely the result of an increase of $1.7 million in loans and $1.8 million in certificates of deposit, which increases were partially offset by a reduction in other investment securities available for sale.

Cash and Cash Equivalents. Cash and correspondent bank balances decreased by $124,000, or 3.6%, from $3.4 million at June 30, 2007 to $3.3 million at March 31, 2008. This decrease was primarily the result of a temporary decrease in deposit balances in Federated Liquid Cash and FHLB Ideal account  of $400,000, which was partially offset by an increase in the Federal Reserve Bank account.

Certificates of Deposit. Certificate of deposit balances at other banks increased by $1.8 million, or 296.7%, from $594,000 at June 30, 2007 to $2.4 million at March 31, 2008, because of certificate of deposit rates that were higher than rates on U.S. treasuries and agency obligations.

Securities Available for Sale. The investment portfolio available for sale aggregated $1.5 million at March 31, 2008, a decrease of $887,000, or 37.5%, from $2.4 million at June 30, 2007. Within the securities portfolio, U.S. Government-sponsored enterprise obligations decreased by $650,000. The decrease in U.S. Government-sponsored enterprise obligations was primarily related to maturity of agency bonds. Mortgage-backed securities decreased $96,000, or 16.2%, from $593,000 at June 30, 2007 to $497,000 at March 31, 2008.

Net Loans. Including loans held for sale, net loans increased $1.7 million, or 3.3%, from $52.8 million at June 30, 2007 to $54.5 million at March 31, 2008. Residential mortgage loans increased $614,000, or 1.9%, commercial real estate loans increased $1.7 million, or 22.6%, home equity loans decreased $849,000, or 7.6%, construction loans increased $32,000, or 3.4%, commercial loans increased $254,000, or 20.2%, and consumer installment loans increased $19,000, or 3.7%.

Deposits and Borrowed Funds. Deposits increased $504,000, or 1.1%, from $44.9 million at June 30, 2007 to $45.4 million at March 31, 2008. Demand accounts increased $365,000, or 13.1%, NOW accounts decreased $257,000, or 11.4%, savings accounts decreased $87,000, or 3.4%, money market accounts decreased $397,000, or 4.2%, and certificates of deposit increased $881,000, or 3.2%. Total borrowings from the Federal Home Loan Bank of Boston increased $2.3 million, or 17.4%, from $12.9 million as of June 30, 2007 to $15.2 million as of March 31, 2008, as increases were used to fund growth in loans.

Total Capital. Retained earnings increased by $232,000, comprised of net income of $178,000 and the cumulative effect of capitalizing mortgage servicing rights of $53,000.  This was offset slightly by the other comprehensive loss of $60,000 related to unrealized depreciation in investment securities available for sale, which led to an overall total capital increase of $172,000.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

Net Income. Net income increased $74,000, or 376.9%, to $94,000 for the three months ended March 31, 2008 compared to $20,000 for the three months ended March 31, 2007. The increase was primarily the result of an increase in net interest income and sale of mortgage loans, offset by an increase in non-interest expense.

Net Interest Income. Net interest income increased $39,000, or 9.7%, from $394,000 in the three months ended March 31, 2007 to $433,000 in the three months ended March 31, 2008.

Interest Income. Interest income increased from $968,000 for the three months ended March 31, 2007 to $1.0 million for the three months ended March 31, 2008. This increase of $62,000, or 6.3%, was due principally to increased volume of loans. Interest income on loans increased by $69,000, or 7.8%, and interest income on securities and interest-bearing deposits increased by $7,000, or 12.9%, while dividends on Federal Home Loan Bank of Boston stock decreased $15,000 or 52.2%.

Interest Expense. Interest expense increased by $23,000, or 4.0%, to $597,000 for the three months ended March 31, 2008. The increase was due to an increase in advances.  Average deposit balances increased $1.2 million, or 2.9%, while average rates increased from 2.92% to 2.98%. Average borrowings balances increased from $13.2 million to $13.6 million, or 3.0%. The average rate decreased from 4.32% to 3.69%.

Provision for Loan Losses. Our provision for loan losses decreased from $7,000 for the three months ended March 31, 2007 to $4,000 for the three months ended March 31, 2008. There were no net loan charge-offs for the three months ended March 31, 2007 and 2008. The allowance for loan losses of $314,000 at March 31, 2008 represented 0.57% of total loans, as compared to an allowance of $309,000, representing 0.58% of total loans at March 31, 2007. Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to, “Overview—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income increased $89,000, or 511.6%, to $107,000 for the three months ended March 31, 2008, as compared to $18,000 for the three months ended March 31, 2007. There was a $46,000 increase in gains realized on the sale of fixed rate residential mortgage loans sold into the secondary market for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This increase was also impacted by a $32,000 change in the value of our hedges.

Non-interest Expense. Non-interest expense increased $24,000, or 6.2%, to $401,000 for the three months ended March 31, 2008 as compared to $377,000 for the three months ended March 31, 2007. The increase was primarily attributable to increases in salary and benefits, computer expense and advertising expenses of $16,000, $4,000 and $4,000, respectively. These increases were offset partially by decreases in occupancy and depreciation expenses of $5,000.

Income Taxes. Income tax expense was $41,000 for the three months ended March 31, 2008, reflecting an effective tax rate of 30%, compared to $8,000 for the three months ended March 31, 2007, reflecting an effective tax rate of 29%. The increase in income taxes was due to higher pre-tax earnings.

Comparison of Operating Results for the Nine Months Ended March 31, 2008 and March 31, 2007

Net Income. Net income increased $89,000, or 99.6%, to $178,000 for the nine months ended March 31, 2008 compared to $89,000 for the nine months ended March 31, 2007. The increase was primarily the result of a combination of an increase in net interest income and non-interest income, offset by an increase in non-interest expense.

Net Interest Income. Net interest income increased $47,000, or 3.9%, from $1.2 million in the nine months ended March 31, 2007 to $1.2 million in the nine months ended March 31, 2008.

The increase in volume of interest-earning assets increased interest income by $55,000, while the increase in the volume of interest-bearing liabilities increased interest expense by $55,000. The changes in volume had an impact of $475 on net interest income. Changes in rate had the effect of increasing net interest income by $46,000. The increase in net interest income attributable to higher yields on interest-earning assets totaled $76,000 compared to a $30,000 decrease in net interest income attributable to higher rates on interest-bearing liabilities. Net interest margin was 2.70% for the nine months ended March 31, 2007 and 2.73% for the nine months ended March 31, 2008. During much of the three months ended March 31, 2008, short-term interest rates remained comparatively high relative to long-term rates. Management expects to see short-term interest rates decline faster than long-term rates as a result of actions taken by the Federal Reserve.

Interest Income. Interest income increased from $2.9 million for the nine months ended March 31, 2007 to $3.0 million for the nine months ended March 31, 2008. This increase of $131,000, or 4.5%, was due principally to increased volume and rates on loans. Interest income on loans increased by $118,000, or 4.4%, and dividends on Federal Home Loan Bank stock and interest income on securities and interest-bearing deposits increased by $13,000, or 6.0%.

Interest Expense. Interest expense increased by $85,000, or 4.9%, to $1.8 million for the nine months ended March 31, 2008. The increase was due to an increase in deposits and an overall increase in interest rates on deposits. Average deposit balances increased $840,000, while average rates increased from 2.89% to 2.98%. Average borrowings balances increased from $13.2 million to $13.6 million. The average rate on borrowings has decreased from 4.09% to 4.04%.

Provision for Loan Losses. Our provision for loan losses decreased from $25,000 for the nine months ended March 31, 2007 to a recovery of $3,000 for the nine months ended March 31, 2008. Net loan charge-offs for each of the nine month periods ended March 31, 2007 and 2008 was $1,000. The allowance for loan losses of $314,000 at March 31, 2008 represented 0.57% of total loans, as compared to an allowance of $309,000, representing 0.58% of total loans at March 31, 2007. Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to, “Overview—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income increased $114,000, or 164.6%, to $183,000 for the nine months ended March 31, 2008, as compared to $69,000 for the nine months ended March 31, 2007. There was a $44,000 increase in gains realized on the sale of fixed rate residential mortgage loans sold into the secondary market for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. This increase was also affected by a change in the value of our hedges, deposit fee income and loan fee income.

Non-interest Expense. Non-interest expense increased $62,000, or 5.6%, to $1.2 million for the nine months ended March 31, 2008 as compared to $1.1 million for the nine months ended March 31, 2007. The increase was primarily attributable to increases in salary and benefits, computer expense and advertising expenses of $41,000, $13,000 and $11,000, respectively. These increases were offset partially by decreases in occupancy and depreciation expenses of $12,000.

Income Taxes. Income tax expense was $76,000 for the nine months ended March 31, 2008, reflecting an effective tax rate of 30%, compared to $38,000 for the nine months ended March 31, 2007, reflecting an effective tax rate of 30%. The increase in income taxes was due to higher pre-tax earnings.

Liquidity

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, loan sales and maturities of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $3.3 million, including interest-earning deposits of $2.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.5 million at March 31, 2008. On March 31, 2008, we had $15.2 million of outstanding borrowings from the Federal Home Loan Bank of Boston, and the ability to borrow an additional $7.5 million from the Federal Home Loan Bank of Boston.

At March 31, 2008, we had $1.8 million in loan commitments outstanding.  In addition to commitments to originate loans, we also had $3.7 million in unused lines of credit at March 31, 2008.

Certificates of deposit due within one year of March 31, 2008 totaled $25.8 million, or 56.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activity consists of activity in deposit accounts. However, we may from time to time utilize borrowings to fund a portion of our operations where the cost of such borrowings is more favorable than that of deposits of a similar duration. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates to attract certain deposit products.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Capital Resources

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well-capitalized” under regulatory guidelines.

The capital from the stock offering will increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including repaying a portion of our borrowings. Our financial condition and results of operations will be enhanced by the capital from the reorganization, resulting in increased net interest-earning assets and net income.  However, due to the increase in equity resulting from the capital raised in the stock offering, return on equity will be adversely affected following the reorganization.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there have been no material changes to the discussion under the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk” of the Company’s Registration Statement on Form S-1, as amended, initially filed on March 14, 2008 and declared effective on May 13, 2008 (File Number 333-149723), which is incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the period covered by this quarterly report, there were no changes in the Company’s internal controls that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Auburn Savings Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of Auburn Savings Bank.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan **

3.1	Charter of Auburn Bancorp, Inc. **

3.2	Bylaws of Auburn Bancorp, Inc. **

4.1	Specimen Stock Certificate of Auburn Bancorp, Inc. **

21	Subsidiaries of Auburn Bancorp, Inc.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

** Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Company’s Registration Statement on Form S-1, as amended, initially filed on March 14, 2008 and declared effective on May 13, 2008 (File Number 333-149723).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Auburn Bancorp, Inc.
(Registrant)

Date: June 27, 2008	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer

Date: June 27, 2008	By:	/s/ Rachel A. Haines
Rachel A. Haines
Chief Financial Officer