Form 10-K
period 2008-06-30
Auburn Bancorp, Inc.
filed 2008-09-29
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number __________

Auburn Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States	26-2139168
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

256 Court Street, P.O. Box 3157, Auburn, Maine 04212
(Address and zip code of principal executive offices)

(207) 782-0400
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Based upon the closing price of the registrant’s common stock as of August 15, 2008, the aggregate market value of the voting common equity held by non-affiliates was $1,942,160. The registrant has provided this information as of August 15, 2008 because there was no stock outstanding as of the last business day of its most recently completed second fiscal quarter.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.  However, such assumption is not intended as an admission of affiliate status as to any such individual.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 503,284 outstanding as of September 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1)	Portions of the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

Forward-Looking Statements.

Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.” Certain factors that could have a material adverse affect on the operations of Auburn Savings Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Auburn Savings Bank, changes in relevant accounting principles and guidelines and our ability to successfully implement our branch expansion strategy. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

Item 1.    Business.

The terms “we,” “our,” “our company,” and “us” refer, unless the context suggests otherwise, to Auburn Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Auburn Savings Bank, FSB (the “Bank”).

Business of Auburn Bancorp, Inc.

The Company was organized as a federal corporation in connection with the reorganization of the Bank from the mutual form of organization to the mutual holding company form of organization. The reorganization was completed on August 15, 2008. In the reorganization, the Company issued a total of 503,284 shares of common stock, selling 226,478 shares of its common stock to eligible depositors and other members of the Bank, an employee stock ownership plan and members of the general public and issued 276,806 shares of its common stock to Auburn Bancorp, MHC, a federally-chartered mutual holding company.

As a result of the reorganization, the Company owns all of the issued and outstanding common stock of the Bank.  In the future, the Company, as the holding company of the Bank, will be authorized to pursue other business activities permitted by applicable laws and regulations for savings and loan holding companies, which may include the acquisition of banking and financial services companies. We have no plans for any mergers or acquisitions or other diversification of the activities of the Company at the present time.

Our cash flow will depend on earnings from the investment of the net proceeds we retained from the stock offering and any dividends received from the Bank. Currently, the Company neither owns nor leases any property, but will instead use the premises, equipment and furniture of the Bank. At the present time, the Company employs only persons who are officers of the Bank as officers of the Company. We will, however, use the support staff of the Bank from time to time. All of these persons will be paid by the Bank under the terms of a management agreement with the Company.  The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.

Business of Auburn Savings Bank, FSB

The Bank is a community-oriented savings bank.  We were originally established in 1887 as a state-chartered loan and building association named “Auburn Loan and Building Association” and later converted to a state-chartered savings and loan association named “Auburn Savings and Loan Association.”  In July 2006, the Bank converted from a state-chartered savings and loan association to a federal mutual savings bank and changed its name to “Auburn Savings Bank, FSB.”  On August 15, 2008, the Bank reorganized into the mutual holding company form of organization and became a stock form federal savings institution.

Our principal business consists of attracting retail deposits from the general public in the areas surrounding our main office in Auburn, Maine and our branch office in Lewiston, Maine and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans and home equity loans and lines of credit, commercial and multi-family real estate loans, and, to a lesser extent, commercial business loans, construction loans, consumer loans, and investment securities. Our revenues are derived principally from interest on loans and securities. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Our website address is www.auburnsavings.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area

We primarily serve communities located in Androscoggin County, Maine.  We are headquartered in Auburn, Maine. In addition to our main office, we operate a full-service branch office in Lewiston, Maine. Lewiston and Auburn are in Androscoggin County, Maine, approximately 35 miles northeast of Portland, Maine. Historically, substantially all of our loans have been made to borrowers who resided within Androscoggin County.

During the past several years, the population in the Lewiston-Auburn area as well as in Androscoggin County has increased moderately.  In 2007, Androscoggin County’s total population increased 5.9% from the county’s population in 2000.  Similarly, the total population in each of Lewiston and Auburn increased 4.1% from 2000 to 2007.

The largest industries in Androscoggin County are educational services, health care and social assistance.  The two largest employers in the area, Central Maine Medical Center and St. Mary’s Health Systems, are both health service providers.  The median household income in Androscoggin County in 2007 was $43,000, below the Maine and national median household incomes in 2007 of $45,000 and 53,100, respectively.  As of July 2008, the unemployment rate in Androscoggin County was 5.3%, below the Maine unemployment rate of 5.4% and the United States unemployment rate of 5.7%.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Federal and state credit unions accounted for approximately 24% of market deposits in the Lewiston-Auburn metropolitan statistical area as of June 30, 2007 and have the competitive advantage of not paying state and federal income tax while having a broad range of banking powers.  In addition, several large holding companies operate banks in our market area, including TD Banknorth, N.A., Bank of America and Key Bank, as well as several Maine-based banks including Androscoggin Savings Bank, Mechanics Savings Bank and Northeast Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 3.9% of the deposits in the Lewiston-Auburn metropolitan statistical area.

Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

We originate one- to four-family residential loans and home equity loans.  We also originate commercial and multi-family real estate loans and, to a lesser extent, commercial business loans, construction loans and consumer loans.  We believe that originating a limited amount of non-residential and multi-family loans allows us to provide more comprehensive financial services to families and businesses within our community as well as increase the yield and interest rate sensitivity of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At June 30,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
One- to four-family residential	$32,739	57.4%	$31,817	59.9%
Commercial	10,181	17.8	7,553	14.2
Construction	1,053	1.8	1,041	1.9
Equity lines of credit and loans	10,845	19.0	11,106	20.9
Undisbursed portion of construction loan	(321)	(0.6)	(123)	(0.2)
Total mortgage loans on real estate	$54,497	95.4%	$51,394	96.7%

Other loans:
Commercial loans	2,103	3.7	1,257	2.4
Consumer loans	520	0.9	501	0.9

Total loans	$57,120	100.0%	$53,152	100.0%

Other items:
Deferred loan origination costs	$142		$135
Deferred loan origination fees	(240)		(170)
Allowance for loan losses	(346)		(318)

Total loans, net	$56,676		$52,799

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in our primary market area.  We offer fixed-rate mortgage loans, which generally have terms of 15, 20 or 30 years. We also offer adjustable-rate mortgage loans (“ARMs”) with interest rates and payments that adjust annually or every three years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one-year U.S. Treasury index, in the case of one-year ARMs, and the three-year U.S. Treasury index, in the case of three-year ARMs. The maximum amount by which the interest rate may be increased or decreased is generally 1% per adjustment period with a lifetime interest rate cap of 5% over the initial interest rate of the loan on one-year ARM loans and 2% per adjustment period with a lifetime rate cap of 6% over the initial interest rate of the loan on three-year ARM loans.

At June 30, 2008, $32.7 million, or 57.4% of our loan portfolio, consisted of one- to four-family residential mortgage loans.  Of the one- to four-family residential mortgage loans outstanding on June 30, 2008, $22.4 million were fixed-rate mortgage loans with an average yield of 6.17%, and $10.3 million were adjustable-rate loans with an average yield of 6.39%.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

Adjustable-rate loans help to reduce our exposure to changes in interest rates.  However, adjustable-rate loans generally possess an element of credit risk not inherent in fixed-rate mortgage loans, because borrowers are potentially exposed to increases in debt service requirements over the life of the loan in the event market interest rates rise.  Higher payments may increase the risk of default. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limit.

We generally underwrite all residential real estate loans to secondary market credit standards.  While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest only loans.  We generally do not make loans known as subprime or Alt-A loans.

We generally do not make loans with a loan-to-value ratio of more than 80% without private mortgage insurance. We make first mortgage loans on owner-occupied one-to-four family dwellings up to 95% of value and loans on condominium units up to 80% of value.  We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

At June 30, 2008, our largest one- to four-family residential real estate loan had a principal balance of $375,000 and was secured by a residence located in Minot, Maine.

Home Equity Loans. We offer home equity lines of credit and home equity loans.  At June 30, 2008, we had $10.8 million of home equity lines-of-credit and loans outstanding, representing 19.0% of our loan portfolio.  At June 30, 2008, the unadvanced amounts of home equity lines of credit totaled $3.2 million.

Home equity lines of credit and loans are secured by a mixture of first and second mortgages on one- to four-family owner occupied properties.  The procedures for underwriting home equity lines of credit and loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  We generally require all properties securing second mortgage loans to be appraised by a board-approved independent appraiser unless the first mortgage is also held by Auburn Savings Bank.  Home equity lines of credit and loans are made in amounts such that the combined first and second mortgage balances do not exceed 90% of value.

Home equity loans are offered with fixed interest rates and generally have terms of five, 10 or 15 years.  Our home equity lines of credit have adjustable rates of interest, which are adjusted monthly to a rate equal to a percentage above the Prime Rate as published by The Wall Street Journal on the last business day of the month.  Home equity lines of credit have a maturity of 40 years with a five-year draw period.

Commercial and Multi-Family Real Estate Loans. In 1999, we began to expand our loan product line to include commercial real estate and commercial business lending in our primary market area in order to diversify our portfolio and better serve our primary market base.  We now offer commercial real estate loans, including commercial business, and multi-family real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities substantially all of which are located in our primary market area.  We have placed increasing emphasis on commercial real estate loans over the past several years.  As a result, these loans have grown from $5.0 million at December 31, 2005 to $10.2 million at June 30, 2008.  At June 30, 2008, commercial and multi-family real estate loans represented 17.8% of our loan portfolio.  We intend to grow further these segments of our loan portfolio, both in absolute terms and as a percentage of our loan portfolio.

We typically offer adjustable rate commercial and multi-family real estate loans with terms of up to 20 years. Interest rates on our commercial and multi-family real estate loans adjust annually from the outset of the loan or after a five-year initial fixed rate period.  In general, rates on commercial and multi-family real estate loans are initially priced at a percentage above the corresponding Federal Home Loan Bank borrowing rate and, thereafter, interest rate adjustments are based upon a percentage above either the Prime Rate published by The Wall Street Journal on the last business day of the month or the corresponding Federal Home Loan Bank borrowing rate. Commercial and multi-family real estate loan amounts generally do not exceed 80% of the lesser of the property’s appraised value or sales price.

We generally require title insurance for commercial and multi-family real estate loans, an appraisal on all such loans if the total amount of loans with that borrower is in excess of $250,000, and an evaluation of the property by an approved appraiser for loans between $100,000 and $250,000.  We may require a full appraisal on property securing any loan less than $250,000.

In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Generally, multi-family and commercial real estate loans made to corporations, partnerships and other business entities require the principals to execute the loan agreements in their individual capacity as well as signing on behalf of such business entity.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require commercial borrowers to provide federal tax returns and financial statements annually. These requirements also apply to the individual principals of our commercial borrowers. We may require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.

Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

At June 30, 2008, our largest commercial real estate loan was for $521,209 and was secured by real estate in Sabattus, Maine. This loan was performing according to its original repayment terms at June 30, 2008. At June 30, 2008, our largest multi-family real estate loan was for $220,039, was secured by real estate in Poland, Maine and was performing according to its original repayment terms at June 30, 2008.  For more information on our commercial and multi-family real estate loans, see “Risk Factors—Our increased emphasis on commercial and construction lending may expose us to increased lending risks.”

Construction Loans. We also offer construction loans for the development of one- to four-family residential properties located in our primary market area.  Residential construction loans are generally offered to individuals for construction of their personal residences.  Our construction loans were $2.6 million at December 31, 2005 as compared to $1.1 million at June 30, 2008.  At June 30, 2008, residential construction loans represented 1.8% of our loan portfolio.  At June 30, 2008, the unadvanced portion of these construction loans totaled $321,000.

Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually six months. In the case of construction loans to individuals for the construction of their primary residences, our policies require that the loan convert to a permanent mortgage loan at the end of the construction phase. Residential construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value of the secured property.

At June 30, 2008, the largest outstanding residential construction loan commitment was for $181,000 of which $161,687 was outstanding. This loan was performing according to its terms at June 30, 2008. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans.

Before making a commitment to fund a residential construction loan, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

Commercial Loans. We make commercial business loans primarily in our market area to a variety of small businesses, professionals and sole proprietorships.  Our commercial business loan portfolio has grown from $1.3 million at December 31, 2005 to $2.1 million at June 30, 2008.  At June 30, 2008, commercial business loans represented 3.7% of our loan portfolio.  We intend to grow further these segments of our loan portfolio, both in absolute terms and as a percentage of our loan portfolio.

Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit of 15% of unimpaired capital, which at June 30, 2008 was $729,000.  As a result of the stock offering, our regulatory loans to one borrower limit increased, and was approximately $865,000 as of August 30, 2008. Commercial business loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Adjustable rate loans are based on the Prime Rate, as published in The Wall Street Journal, plus a margin.  The rate adjusts monthly from the outset of the loan.  Our adjustable rate commercial business loans amortize over terms up to 15 years and may carry prepayment penalties. Fixed rate commercial loans are set at percentage above either the corresponding Federal Home Loan Bank borrowing rate or the Prime Rate.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial loans are made in amounts of up to 50-80% of the value of the collateral securing the loan, or up to 100% of the value of the collateral securing the loan if the collateral consists of cash or cash equivalents. We generally do not make unsecured commercial loans.  We require adequate insurance coverage including, where applicable, title insurance, flood insurance, builder’s risk insurance and environmental insurance.

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards.

At June 30, 2008, our largest commercial business loan was a $400,000 line of credit secured by equipment, machinery and other business assets located in our primary market area. This loan was performing according to its terms at June 30, 2008.  For more information on our commercial business loans, see “Risk Factors—Our increased emphasis on commercial and construction lending may expose us to increased lending risks.”

Consumer Loans. We offer a limited range of consumer loans, primarily to our customers residing in our primary market area.  Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans.  As of June 30, 2008, these loans totaled $520,000, or 0.9% of our loan portfolio.

Our automobile loans have fixed interest rates and generally have terms up to five years for new automobiles and four years for used automobiles. We will generally offer automobile loans with a maximum loan-to-value ratio of 80% of the base vehicle price plus accessories or, if less for used cars, the average retail value taken from a current month’s issue of the “NADA Used Car Guide.”

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Origination, Sale and Servicing of Loans. We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.  We generally do not purchase loans or participation interests in loans.

Since 2000, we have sold a portion of the fixed-rate one- to four-family mortgages that we originate to the Federal Home Loan Bank of Boston.  We generally make decisions regarding the amount of loans that we wish to sell based on an evaluation of asset/liability position and similar factors.  See “Management’s Discussion and Analysis of Financial Condition and Operating Results – Management of Market Risk.”  During the fiscal year 2008 and 2007, we sold $2.1 million and $2.5 million, respectively, in loans to the Federal Home Loan Bank of Boston.  We retained servicing on all but one of those loans. At June 30, 2008, we serviced $10.9 million of mortgage loans that were sold by us to the Federal Home Loan Bank of Boston.

We account for the sale of participation interests in loans in accordance with paragraphs 9 to 11 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets.” In accordance with SFAS No. 140, we account for a transfer of financial assets, or a portion of a financial asset, as a sale when we surrender control of the transferred assets. Servicing rights and other retained interests in the sold assets are recorded by allocating the previously recorded investment between the assets sold and interest retained based on their relative fair values at the date of transfer. We determine the fair values of servicing rights and other retained interests at the date of transfer using a method that approximates the present value of estimated future cash flows, using assumptions that market participants would use in their estimates of values.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the board of directors of Auburn Savings Bank. The board of directors has granted loan approval authority to certain officers up to prescribed individual limits based on the type and amount of the loan request, whether the loan is secured or unsecured, and the officer’s position at Auburn Savings Bank. Residential mortgage loans over $225,000, home equity loans over $125,000, commercial mortgage loans over $300,000, secured commercial business loans over $125,000 and unsecured commercial business loans over $5,000 must be approved by the management loan committee of Auburn Savings Bank, which consists of the President, Senior Loan Officer and Commercial Loan Officer.  Residential mortgage loans over $300,000, home equity loans over $150,000, commercial mortgage loans over $400,000, secured commercial business loans over $150,000 and unsecured commercial business loans over $20,000 must be approved by either the loan committee of the board of directors or the full board of directors of Auburn Savings Bank based upon the type and amount of the loan request.

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower's related entities is limited by regulation generally, with certain exceptions, to 15% of our unimpaired capital and reserves.  At June 30, 2008, our regulatory limit on loans to one borrower was $729,000.  As a result of the stock offering, our regulatory loans to one borrower limit increased, and is approximately $865,000 as of August 30, 2008.  As of August 30, 2008, our largest lending relationship was $765,277 and was secured by real estate and equipment in Sabattus, Maine.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 days.

Loan Maturity.  The following table sets forth certain information at June 30, 2008 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less.

	Mortgage Loans
	One- to four-family Residential		Commercial		Construction		Equity Lines of Credit		Undisbursed Portion of Construction Loan		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due
Within 1 year	$7	7.28%	$-	-%	$1,053	7.73%	$2,783	5.51%	$(321)	7.73%	$1,527	6.03%	$18	11.79%	$5,067	6.01%
After 1 year through 3 years	15	7.44	3	6.00%	-	-%	520	5.93%	-	-%	298	7.30%	185	8.85%	1,021	6.88%
After 3 years through 5 years	250	8.30%	968	5.99%	-	-%	1,755	5.07%	-	-%	278	8.18%	106	8.41%	3,356	5.94%
After 5 years through 10 years	3,621	5.84%	7,281	7.69%	-	-%	2,629	6.31%	-	-%	-	-%	145	8.57%	13,676	6.95%
After 10 years though 15 years	4,981	6.47%	1,675	6.45%	-	-%	3,158	6.88%	-	-%	-	-%	-	-%	9,815	6.60%
After 15 years	23,865	6.23%	254	6.75%	-	-%	-	-%	-	-%	-	-%	66	9.00%	24,185	6.24%

Total	$32,739	6.24%	$10,181	7.30%	$1,053	7.73%	$10,845	6.05%	$(321)	7.73%	$2,103	6.49%	$520	8.80%	$57,120	6.45%

Asset Quality

General.  One of our most important operating objectives is to maintain a high level of asset quality.  Management uses a number of strategies in furtherance of this goal including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

Delinquency Procedures. Management performs a monthly review of all delinquent loans.  The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency.  When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. A late notice is generated and is sent to all mortgage loans 15 days delinquent and to all consumer loans 15 days delinquent. The borrower is contacted by the collections officer between 30 and 45 days after the due date of all loans. Another late notice along with any required demand letters as set forth in the loan contract are sent up to 90 days after the due date. Additional written and verbal contacts may be made with the borrower between 60 and 90 days after the due date.  If the delinquency is not cured by the 91st day, the customer is normally provided 30 days written notice that the account will be referred to counsel for collection and foreclosure, if necessary. If it becomes necessary to foreclose, the property is sold at public sale and we may bid on the property to protect our interest. The decision to foreclose is made by our Senior Loan Officer.

Non-Performing Assets.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.  Loans are placed on non-accrual status when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection.  When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure.  Holding costs and declines in fair market value after acquisition of the property result in charges against income.  At each of the dates presented below, we did not have any troubled debt restructurings that involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates or any accruing loans past due 90 days or more.

	At June 30,
	2008	2007
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans	$242	$—
Commercial loans	9	—
Consumer loans	—	—
Total nonaccrual loans	$251	$—
Loans greater than 90 days delinquent and still accruing:
Mortgage loans	$—	$—
Commercial loans	—	—
Consumer loans	—	—
Total loans greater than 90 days delinquent still accruing	$—	$—

Other real estate owned	$87	$—
Total non-performing assets	$338	$—

Ratios:
Non-performing loans to total loans	0.44%	—
Non-performing assets to total assets	0.13%	—

Interest income of $7,014 would have been recorded for fiscal year 2008 and no additional interest income would have been recorded for fiscal 2007 had our non-accruing loans been current in accordance with their original terms.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At June 30,
	2008		2007
	30-59 days past due	60-89 days past due	30-59 days past due	60-89 days past due
	(Dollars in Thousands)
Mortgage loans:
One- to four-family residential	$174	$137	$215	$102
Commercial	—	105	108	—
Construction	—	—	—	—
Equity lines of credit	88	—	13	—
Undisbursed portion of construction loan	—	—	—	—
Commercial loans	29	9	14	—
Consumer loans	17	—	2	5
Total:	$308	$251	$352	$107

Classified Assets.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets that do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The aggregate amount of our classified assets at the dates indicated were as follows:

	At June 30,
	2008	2007
	(Dollars in Thousands)
Special Mention	$487	$139
Substandard	4	9
Doubtful	—	—
Loss	—	—
Total Classified Assets	$491	$148

Other than disclosed in the table above, there were no other loans that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms and would result in disclosure as nonaccrual, 90 days past due, restructured or impaired.

Allowance for Loan Losses.  In originating loans, we recognize that losses will be experienced on loans and that the risk of loss will vary with many factors, including the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan over the term of the loan. We maintain an allowance for loan losses that is intended to absorb losses inherent in the loan portfolio, and as such, this allowance represents management’s best estimate of the probable known and inherent credit losses in the loan portfolio as of the date of the financial statements. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.  At June 30, 2008, we had no impaired loans as defined by Statement of Financial Accounting Standards No. 114 and no established valuation allowance.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on their judgments of information available to them at the time of their examination.

At June 30, 2008, our allowance for loan losses represented 0.61% of total gross loans. No portion of the allowance was allocated to problem loans at June 30, 2008. The allowance for loan losses increased by $27,970 from June 30, 2007 to June 30, 2008, due primarily to a provision for loan loss of $29,312, offset by charge-offs of $1,342.  The decision to increase the allowance from June 30, 2007 to June 30, 2008 reflected net loan growth and the mixture of loans in our portfolio.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	For the Years Ended June 30,
	2008	2007
	(Dollars in Thousands)
Balance at beginning of period	$318	$290

Charge-offs:
Mortgage loans:
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Equity Lines of Credit	—	—
Undisbursed portion of construction loan	—	—
Commercial loans	(1)	—
Consumer loans	—	(1)
Total Charge-offs	(1)	(1)

Recoveries:
Mortgage loans:	—	—
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Equity Lines of Credit	—	—
Undisbursed portion of construction loan	—	—
Commercial loans	—	—
Consumer loans	—	—
Total recoveries	—	—

Net charge-offs	(1)	(1)
Provision for loan loss	29	34
Reclassification	—	(5)

Balance at end of period	$346	$318

Ratios:
Net charge-offs to average loans outstanding	0.002%	0.002%
Allowance for loan losses to non-performing loans at end of period	137.83%	NM
Allowance for loan losses to total loans at end of period	0.61%	0.60%

The following table sets forth the allowance for loan losses by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2008			2007
	Allowance for Loan Losses	Loan Balance by Category	% of Loans in each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	% of Loans in each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One- to four-family residential	$147	$32,739	57.4%	$137	$31,817	59.9%
Commercial	107	10,181	17.8	77	7,553	14.2
Construction	5	1,053	1.8	6	1,041	1.9
Equity Lines of Credit	53	10,845	19.0	74	11,106	20.9
Undisbursed portion of construction loan	—	(321)	(0.6)	—	(123)	(0.2)
Commercial loans	29	2,103	3.7	19	1,257	2.4
Consumer loans	5	520	0.9	5	501	0.9
Total loans	$346	$57,120	100.0%	$318	$53,152	100.0%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions, overnight and short-term loans to other banks, corporate debt instruments and Fannie Mae and Freddie Mac equity securities.  Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock.

At June 30, 2008, our available for sale investment portfolio totaled $1.4 million, or 2.2% of total assets.  We also held $2.3 million in certificates of deposit and $901,000 in Federal Home Loan Bank of Boston stock at June 30, 2008.  Our available for sale investment portfolio at June 30, 2008, at amortized cost, consisted of $986,000 in corporate debt obligations, $446,000 of mortgage-backed securities, $6,000 of one SBA pool securities and $60,000 in Fannie Mae and Freddie Mac common stock.

The Company’s Board of Directors has determined that it will write-down investments in Fannie Mae and Freddie Mac common stock in the quarter ending September 30, 2008 as a result of the appointment of the Federal Housing Finance Agency as conservator over both of the entities.  The amount of the other-than-temporary impairment charge will be $60,000, the total amount of such Fannie Mae and Freddie Mac common stock on the Company’s books at that date.  The Company previously recorded an other-than-temporary impairment charge of $30,000 for the fiscal year ended June 30, 2008.

The Company does not expect to realize any material tax benefit in connection with the impairment of its Fannie Mae and Freddie Mac common stock.  Although the Company would realize a capital loss if it sells the Fannie Mae and Freddie Mac common stock, such capital loss would result in a tax benefit to the Company only to the extent the capital loss can be used to reduce capital gains available during the applicable carryback and carryforward periods. The Company does not expect those capital gains to be material in relation to the amount of the other-than-temporary impairment charge.  The other-than-temporary impairment of the Fannie Mae and Freddie Mac common stock will have the effect of reducing the Company and the Bank’s regulatory capital levels and net income.

Our investment objectives are to maintain high asset quality, provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return.  Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The board of directors is also responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a monthly basis, or more frequently if warranted.

The following table sets forth certain information regarding the amortized cost and market values of our securities available for sale at the dates indicated:

	At June 30,
	2008				2007
	Amortized Cost		Fair Value		Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$	__	$	__	$650	$648
Corporate bonds and other obligations		986		935	999	992
SBA pool securities		6		6	123	122
Mortgage-backed securities		446		447	601	593
Total debt securities		1,438		1,388	2,373	2,355
U.S. Government-sponsored enterprise securities		60		36	—	—
Preferred and common stock		10		10	10	10
Total marketable equity securities		70		46	10	10
Total securities available for sale		$1,508		$1,434	$2,383	$2,365

We do not have any securities of one issuer the aggregate book value of which exceeds 10% of stockholders’ equity.

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank’s debt securities portfolio at June 30, 2008. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government-sponsored enterprise obligations	$—	—	$—	—	$—	—	$—	—	$—	—
Corporate bonds and other obligations	250	4.35%	736	5.73%	—	—	—	—	986	5.38%
SBA pool securities	—	—	6	8.13%	—	—	—	—	6	8.13%
Mortgage-backed securities	91	5.27%	235	4.43%	—	—	120	5.15%	446	4.80%
Total debt securities	$341		$977		$—		$120		$1,438

Auburn Savings Bank does not have any interest-bearing assets that would be classified as non-accrual or past due if they were loans.

Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Most of our consumer and commercial deposits are gathered from our primary market area through the offering of a broad selection of deposit instruments, including interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer business advantage and commercial checking accounts designed for the businesses operating in our market area. We have never and currently do not have any brokered deposits.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing weekly.  Our deposit pricing strategy has generally been based on current market conditions, demand for loans, liquidity levels and Federal Home Loan Bank of Boston advance rates.

The following table sets forth certain information relative to the composition of our average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2008			2007
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$2,553	5.65%	0.09%	$2,840	6.40%	0.00%
Savings deposits	2,550	5.65%	0.86%	2,662	6.00%	0.83%
Money Market	9,247	20.48%	2.83%	9,505	21.43%	3.43%
NOW accounts	1,990	4.41%	1.45%	1,627	3.67%	0.55%
Total transaction accounts	$16,340	36.19%	1.93%	$16,634	37.50%	2.15%
Certificates of deposit	28,818	63.81%	3.70%	27,726	62.50%	4.55%
Total deposits	$45,158	100.00%	3.06%	$44,360	100.00%	3.65%

As of June 30, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $9.5 million. The following table sets forth the maturity of those certificates as of June 30, 2008:

At June 30, 2008
(Dollars in Thousands)
Three months or less	$2,863
Over three months through six months	1,886
Over six months through one year	3,102
Over one year through three years	1,192
Over three years	421
Total	$9,464

Borrowings. We utilize advances from the Federal Home Loan Bank of Boston to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated:

	At or For the Fiscal Years Ended June 30,
	2008		2007
	Long-Term Borrowings	Short-Term Borrowings(1)	Long-Term Borrowings	Short-Term Borrowings(1)
	(Dollars in Thousands)
Balance at end of period	$15,150	$200	$12,900	$—
Average balance during period	$14,000	$2	$11,765	$1,313
Maximum outstanding at any month end	$15,150	$200	$13,650	$2,500
Weighted average interest rate at end of period	4.96%	2.50%	5.35%	—%
Average interest rate during period	5.22%	2.50%	5.32%	5.36%

(1) Represents short-term borrowings of less than one year.

Regulation and Supervision

General.  The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company, Auburn Bancorp, MHC (the “MHC”) and the Bank and their operations. The Company and the MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to the Bank, the Company and the MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank, the Company and the MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2008, the Bank met each of these capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard. The Bank has not received any notice from the Office of Thrift Supervision that it has failed to meet any standard prescribed by the guidelines.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. If the Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Education loans, consumer loans, credit card loans and small business loans may be considered “qualified thrift investments.” A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2008, the Bank maintained 100.18% of its portfolio assets in qualified thrift investments.

Asset Composition Limits. Some of the types of loans and other investments in which a federal savings institution, such as the Bank, may invest, sell or otherwise deal are limited to a percentage of the savings institution’s assets or capital under federal law. For example, the amount of commercial non-real estate loans in which the Bank may invest or sell is limited to up to 20% of assets, with the amount over 10% of assets limited to small business loans only, the amount of nonresidential real property loans is limited to 400% of the savings institution’s capital, unless the Office of Thrift Supervision permits them to exceed this limit, investments in tangible personal property are limited to 10% of assets and other loans for personal, family or household purposes are limited to between 30 and 35% of assets.  Some other loans or investments are limited to five percent of the savings institution’s assets, including community development investments, and construction loans without security, among others, in which the Bank, as a federal savings institution, may invest or sell are all limited to a percentage of their assets fixed by statute.

Grandfathering.  Federal law permits a federal savings bank formerly chartered or designated as a mutual savings bank under state law, such as the Bank, which converted from a Maine-state chartered savings institution to a federal savings institution in July 2006, to continue to exercise any authority it was authorized to exercise as a mutual savings bank under state law at the time of its conversion from a state mutual savings bank to a Federal charter. Unless otherwise determined by the OTS, a savings association, in the exercise of this grandfathered authority, may continue to follow applicable state laws and regulations in effect at the time of its conversion.  A Federal savings association may also enjoying grandfathered rights under the Maine state law that were available only upon the occurrence of specific preconditions, such as the attainment of a particular future date or specified level of regulatory capital, which had not occurred at the time of conversion from a state mutual savings bank, provided they occur thereafter.

Transactions with Related Parties. Federal law limits the Bank’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company, the MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of the Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.

Insurance of Deposit Accounts. Deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, the Bank had credits that offset portions of its premiums in 2007 and 2008.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the assessment for deposit insurance, the Bank, as a savings institution, is required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2008 of $901,100.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system. The Bank received an “Outstanding” rating as a result of its most recent Community Reinvestment Act assessment.

Privacy. Under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), all financial institutions are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and to protect customer data from unauthorized access.  In addition, the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) includes many provisions concerning national credit reporting standards and permits consumers, including customers of the Bank, to opt out of information-sharing for marketing purposes among affiliated companies.  The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available.  The Federal Reserve Board and the Federal Trade Commission have extensive rulemaking authority under the FACT Act, to which the MHC, the Company and the Bank are subject.  The Bank may also be subject to Maine state law restrictions on the disclosure of customer information.

Data Security. The Office of Thrift Supervision and other federal bank regulatory agencies have adopted interagency guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (“Information Security Guidelines”).  Among other things, the Information Security Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  In April 2005, the Office of Thrift Supervision and other bank regulatory agencies issued further guidance for the establishment of these information security standards, requiring financial institutions to develop and implement response programs designed to address incidents of unauthorized access to sensitive customer information maintained by the financial institution or its service provider, including customer notification procedures.  The Bank may also be subject to Maine state law restrictions on data security.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain laws and regulations designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act and Regulation E promulgated thereunder, the Expedited Funds Availability Act, Check Clearing for the 21st Century Act , the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, Fair Debt Collection Practices Act, Home Mortgage Disclosure Act of 1975, the Real Estate Settlement Procedures Act, Right to Financial Privacy Act and Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) and related regulations, among others.  These laws and regulations require certain disclosures and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.  Failure to comply with these laws and regulations could lead to substantial monetary damages, penalties, operating restrictions and reputational damage to the financial institution.  Interest and other charges collected or contracted for by the Bank are subject to federal laws concerning interest rates and, as applicable, state usury laws.

Holding Company Regulation.

General. The Company and the MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over the Company and the MHC and any non-savings institution subsidiaries they may have in the future. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as the MHC, may generally engage in the following activities: (1) investing in the stock of a savings institution; (2) acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company and (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings institution. In some circumstances, a savings and loan holding company, such as the MHC, may also engage in activities approved by the Federal Reserve Board for a bank holding company under Section 4(c) of the Bank Holding Company Act (other than activities begun by an acquisition, in whole or in part, of a going concern) if previously approved by Office of Thrift Supervision or if the savings and loan holding company receives a rating of “satisfactory” or above prior to January 1, 2008, or a composite rating of “1” or “2” thereafter, in its most recent examination and is not in a troubled condition.  In certain circumstances, a mutual holding company, such as the MHC, may also engage in activities permitted for financial holding companies, including certain insurance and securities activities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. The Bank has adopted this form of organization. The Company is the stock holding company subsidiary of the MHC. The Company is permitted to engage in activities that are permitted for the MHC subject to the same restrictions and conditions.

Waivers of Dividends by the MHC. Office of Thrift Supervision regulations require the MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. The Office of Thrift Supervision requires a mutual holding company to certify that the dividends declared by its subsidiary holding company, distributed and waived by the mutual holding company for the last two calendar quarters or since the date of its minority stock issuance, whichever is later, and the current year do not exceed cumulative net income of the stock holding company subsidiary for the same period of time. We anticipate that the MHC will waive its receipt of dividends that the Company may pay, if any.

Conversion of the MHC to Stock Form. Office of Thrift Supervision regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new holding company would be formed as the successor to the Company, the MHC’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than the MHC own the same percentage of common stock in the new holding company as they owned in the Company immediately before conversion. The total number of shares held by stockholders other than the MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Future Legislation. Various legislation is from time to time introduced in Congress, and state legislatures with respect to the regulation of financial institutions.  Such legislation may change the banking statutes and the operating environment of the MHC, the Company, the Bank and any future subsidiaries in substantial and unpredictable ways.  The Company cannot determine the ultimate effect that potential legislation, or implementing regulations, if enacted, would have upon the financial condition or results of operations of the MHC, the Company, the Bank or any future subsidiaries.

Personnel

As of June 30, 2008, we had 16 full-time employees and one part-time employee, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Item 1A. Risk Factors.

Future changes in interest rates could reduce our profits.

Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Short-term market rates of interest (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market rates of interest (which we use as a guide to price our longer-term loans) have not. As a result, many financial institutions, including Auburn Savings Bank, experienced a narrowing or “compression” of their net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Our interest rate spread was 2.47% for the fiscal year ended June 30, 2008, as compared to 2.38% and 2.50% for the fiscal years ended June 30, 2007 and 2006, respectively. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our loans and investments, we would experience further compression of our interest rate spread, which would have a negative effect on our profitability.

From December 11, 2007 to April 30, 2008, the U.S. Federal Reserve decreased its target for the federal funds rate from 4.25% to 2.00%. Decreases in long-term interest rates can result in increased prepayments of loans and mortgage-related securities, if any, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. There also are a number of credit unions in Androscoggin County, which, as tax-exempt organizations, are able to offer higher rates on retail deposits than banks. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see “Business of Auburn Savings Bank, FSB—Market Area” and “Business of Auburn Savings Bank, FSB—Competition.”

A downturn in the local economy could reduce our profits.

Nearly all of our real estate loans are secured by real estate in Androscoggin County. As a result of this concentration of our customers in Androscoggin County, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. A decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. For a discussion of our market area, see “Business of Auburn Savings Bank, FSB—Market Area.”

A downturn in real estate values could reduce our profits.

At June 30, 2008, $32.7 million, or 57.4%, of our loan portfolio consisted of one- to four-family residential real estate loans. After the stock offering, we intend to maintain a relatively high concentration of loans in one- to four-family lending. Although these types of loans generally expose a lender to less risk of non-payment and loss than commercial and construction loans, the market for loans on one- to four-family homes is significantly dependent on real estate values. A decline in real estate values could cause some of our one- to four-family residential real estate loans to become inadequately collateralized, which would expose us to a greater risk of loss. Additionally, a decline in real estate values could result in a decline in the origination of such loans.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks.

At June 30, 2008, our commercial mortgage loans totaled $10.2 million, or 17.8% of our total loan portfolio, up from $5.0 million at December 31, 2005.  Construction loans at June 30, 2008 totaled $1.1 million, or 1.8% of our total loan portfolio, as compared to $2.6 million at December 31, 2005.  Commercial business loans at June 30, 2008 totaled $2.1 million, or 3.7% of our total loan portfolio, as compared to $1.3 million at December 31, 2005.  We have grown these loan portfolios in recent years and intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since commercial business loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. For a discussion of our lending activities, see “Business of Auburn Savings Bank, FSB—Lending Activities.”

Our business is continually subject to technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience, as well as create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements than we do. We may not effectively implement new technology-driven products and services or do so as quickly, which could reduce our ability to effectively compete, and could adversely affect earnings.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of the deposits of Auburn Savings Bank. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Auburn Savings Bank rather than for the holders of Auburn Bancorp, Inc.’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our allowance for loan losses was 0.61% of total loans at June 30, 2008, and material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

If we are unable to retain the services of our senior management team, our business may be adversely affected.

The success of Auburn Bancorp, Inc. and Auburn Savings Bank will depend largely upon the efforts of our senior management team.  The loss of the services of any member of our senior management team may adversely affect our business.  Not unlike many small financial institutions, Auburn Savings Bank relies substantially on its President and Chief Executive Officer, Allen T. Sterling.  The loss of the services of Mr. Sterling, which is not currently contemplated, may have a material adverse effect on our ability to implement our operating strategy.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business through our main office in Auburn, Maine and our branch office in Lewiston, Maine, both of which we own. The following is a list of our locations:

Location	Year Acquired

256 Court Street Auburn, ME 04212	1957

325 Sabattus St. Lewiston, ME 04240	2003

Item 3. Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company was formed and closed its minority stock offering on August 15, 2008.  Shares of the Company’s common stock began trading on the OTC Bulletin Board on Monday, August 18, 2008 under the symbol “ABBB”.  Accordingly, no information prior to this date is available.

The Company had approximately 164 holders of record as of September 15, 2008.  Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Pursuant to a Plan of Reorganization From a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan, the Bank converted into a federal stock savings association and became a wholly-owned subsidiary of the Company, and the Company became a majority-owned subsidiary of the MHC.  The Company filed a Registration Statement on Form S-1 (File No. 333-149723) in connection with the stock offering which, as amended, was declared effective on May 13, 2008.  On August 15, 2008, 226,478 shares of common stock , or 45% of the outstanding shares, were sold to eligible depositors and other members of the Bank, an employee stock ownership plan and members of the general public at a price of $10.00 per share in a subscription and community offering and 276,806 shares of common stock, or 55% of the outstanding shares, were issued to Auburn Bancorp, MHC.

The stock offering resulted in gross proceeds of $2.3 million. Expenses related to the offering were approximately $767,000, including $155,750 paid to Keefe, Bruyette & Woods, Inc. for their services as marketing agent.  No underwriting discounts, commissions or finders fees were paid in connection with the stock offering. Net investable proceeds of the offering were approximately $1.5 million.

The Company retained $600,000 of the net proceeds of the offering ($173,000 of which was loaned to the employee stock ownership plan to purchase shares in the stock offering).  The Company contributed $873,000 of the net proceeds of the offering to the Bank and $25,000 of the net proceeds of the offering to capitalize the MHC.   In the future, the Company may use the proceeds it retained from the stock offering to invest in securities, to repurchase shares of our common stock, including shares for our equity incentive plans and for general corporate purposes.  Under current Office of Thrift Supervision regulations, we may not repurchase shares of our common stock during the first year following the stock offering, except to fund equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.  The Bank invested the proceeds it received from the stock offering in short-term, liquid investments.  Over time, the Bank may use the proceeds that it receives from the stock offering to fund new loans, to invest in securities, to pay down borrowings from the Federal Home Loan Bank of Boston and for general corporate purposes.

In order to retain capital to support the continued growth of Auburn Savings Bank, we do not intend to pay cash dividends on the Company’s common stock. In determining whether or not to pay dividends in the future, our board of directors will take into account our financial condition and results of operations, capital requirements, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, any dividends will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by regulations, be paid in addition to, or in lieu of, regular cash dividends.

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans.  We focus on providing our products and services to two segments of customers: individuals and businesses.

Income.  Our primary source of income is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  Changes in levels of interest rates affect our net interest income. Short-term interest rates (which influence the rates we pay on deposits) have until recently increased, while longer-term interest rates (which influence the rates we earn on loans) have not.  The narrowing of the spread between the interest we earn on loans and investments and the interest we pay on deposits would negatively affect our net interest income. A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services.  The majority of our non-interest income generally comes from loan service charges and service charges on deposit accounts.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a regular basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses.  The non-interest expenses we incur in operating our business consist of expenses for salaries and employee benefits, occupancy and equipment, data processing, marketing and advertising, professional services and various other miscellaneous expenses.  Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.  In the future, we will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans.  We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

As a result of the mutual holding company reorganization and minority stock offering, we will incur additional non-interest expenses as a result of operating as a public company.  These additional expenses will consist primarily of legal and accounting fees and expenses of stockholder communications and meetings.

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

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution.  We plan to achieve this by executing on our strategy of:

●	Remaining a community-oriented institution;

●	Continuing to use conservative underwriting practices to maintain the high quality of our loan portfolios;

●	Building core and other deposits;

●	Continuing to grow our commercial real estate and commercial business loan portfolios; and

●	Continuing to emphasize the origination of one- to four-family residential real estate lending.

Remaining a community-oriented institution.  We were established in Auburn, Maine in 1887 and have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities in which we operate and remain dedicated to providing customer service as a means to attract and retain customers. We deliver personalized service and respond promptly to customer needs and inquiries. We believe that our community orientation is attractive to our customers and distinguishes us from the larger banks that operate in our area.

Continue to use conservative underwriting practices to maintain the high quality of our loan portfolio.  We believe that maintaining high asset quality is a key to long-term financial success. We have sought to grow our loan portfolio while keeping nonperforming assets to a minimum. We use underwriting standards that we believe are conservative, and we diligently monitor collection efforts. At June 30, 2008, we had four non-performing loans totaling approximately $251,000 in our total loan portfolio and had only one real estate loan totaling $87,000 in process of foreclosure.  Although we intend to continue our efforts to originate commercial and multi-family loans, we intend to maintain our philosophy of managing loan exposure through our conservative approach to lending.

Building Core and Other Deposits.  We offer checking accounts, NOW accounts and savings accounts, which generally are lower-cost sources of funds than certificate of deposits and are less sensitive to withdrawal when interest rates fluctuate.  In order to build our core deposit base, we intend to continue to offer a broad range of deposit products.  As we grow our commercial loan portfolio, we expect to attract core deposits from our new commercial loan customers.  We also intend to allocate additional marketing funds for advertisements targeted toward core deposit growth.

Continuing to grow our commercial real estate and commercial business loan portfolios.  Our business plan anticipates that we will emphasize originating commercial real estate and commercial business loans.  These loans provide higher returns than loans secured by one- to four-family real estate.  Commercial real estate and commercial business loans, however, involve a greater degree of credit risk than one- to four-family residential mortgage loans.  Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  Commercial loans, including both commercial real estate and commercial business loans, increased $3.5 million, or 39.4%, from June 30, 2007 to June 30, 2008 and at June 30, 2008 comprised approximately 21.5% of total loans. As commercial development of industrial parks, new office space and retail shopping areas in Lewiston and Auburn creates new jobs and supports new and existing small businesses, we anticipate that there will be many commercial real estate and commercial business loan opportunities that we may pursue with what we believe are our conservative underwriting guidelines.  We believe that our customer service in the commercial loan area will distinguish us from the larger banks that operate in this area.

Continue to emphasize the origination of one- to four-family residential real estate lending.  Our primary lending activity is the origination of residential real estate loans secured by homes in our market area. We intend to continue emphasizing the origination of residential real estate loans after completion of the stock offering. At June 30, 2008, 57.4% of our total loans were one- to four-family residential real estate loans. We believe our emphasis on residential real estate lending, which carries a lower credit risk than commercial and multi-family real estate lending, contributes to our high asset quality.

Comparison of Financial Condition at June 30, 2008 and June 30, 2007

Total Assets. Total assets increased by $3.9 million, or 6.2%, from $62.4 million at June 30, 2007 to $66.3 million at June 30, 2008. This increase in total assets resulted largely from an increase in the number and dollar value of total loans.

Cash and Cash Equivalents. Cash and correspondent bank balances decreased by $1.4 million, or 41.0%, from $3.4 million at June 30, 2007 to $2.0 million at June 30, 2008.  This decrease was largely the result of the increase in funding of loans.

Certificates of deposit.  Certificate of deposit balances in other banks increased by $1.7 million, or 280.1%, from $594,000 at June 30, 2007 to $2.3 million at June 30, 2008.  This increase was largely the result of new investments coming from maturities of securities from the investment portfolio available for sale.

Securities Available for Sale. The investment portfolio available for sale aggregated $1.4 million at June 30, 2008, a decrease of $930,000, or 39.4%, from $2.4 million at June 30, 2007.  Within the securities portfolio, U.S. Government-sponsored enterprise obligations decreased by $648,000, due to obligations that matured and were not replaced.  Mortgage-backed securities decreased $146,000, or 24.6%, and SBA securities decreased $115,000, or 95.4%, from $121,000 at June 30, 2007 to $6,000 at June 30, 2008.

Net Loans. Including loans held for sale, net loans increased $3.9 million, or 7.3%, from $52.8 million at June 30, 2007 to $56.7 million at June 30, 2008 as a result of an increase in commercial real estate, commercial and residential mortgage loans, partially offset by a decrease in home equity loans.  Residential mortgage loans increased $1.0 million, or 3.2%.  Commercial real estate loans increased $2.6 million, or 34.8%, as a result of the market demand for commercial real estate.  Home equity loans decreased $261,000, or 2.3%, as a result of loan prepayments.  Construction loans increased $12,000, or 1.1%, due primarily to a net increase in loan volume.  Commercial loans increased $846,000, or 67.3%, and consumer installment loans increased $20,000, or 3.9%.

Deposits and Borrowed Funds. Deposits increased $1.2 million, or 2.7%, from $44.9 million at June 30, 2007 to $46.1 million at June 30, 2008. Demand accounts increased $226,000 million, or 8.1%, NOW accounts decreased $161,000, or 7.2%, savings accounts increased $486,000, or 18.7%, money market accounts increased $298,000, or 3.2%, and certificates of deposits increased $345,000, or 1.2%.  The increase in demand accounts is associated with the corresponding increase in new commercial loans and the increase in savings accounts is associated with funds deposited for the purchase of Auburn Bancorp Inc. common stock.

Total borrowings from the Federal Home Loan Bank of Boston increased $2.5 million, or 19.0%, from $12.9 million as of June 30, 2007 to $15.4 million at June 30, 2008. This increase was used to fund loan growth.

Total Capital.  Retained earnings increased by $204,000, comprised of net income of $151,000 and the cumulative effect of capitalizing mortgage servicing rights of $53,000. Accumulated other comprehensive loss increased from $(12,000) at June 30, 2007 to $(49,000) at June 30, 2008, a result of net unrealized losses arising during the year, which led to an overall capital increase of $168,000.

Comparison of Operating Results For the Years Ended June 30, 2008 and June 30, 2007

Net Income. Net income increased $31,000, or 25.7%, to $151,000 for the year ended June 30, 2008 compared to $120,000 for the year ended June 30, 2007. The increase was primarily the result of an increase of $86,000 in net interest income and $62,000 in non-interest income, offset by an increase of $94,000 in non-interest expense.

Net Interest Income. The table on page 40 sets forth the components of the Bank’s net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income increased $86,000, or 5.5%, from $1.6 million for the year ended June 30, 2007 to $1.7 million for the year ended June 30, 2008. The positive effects of an increase in volume of interest earning assets and higher yields on interest-earning assets were partially offset by an increase in interest expense due to an increase in volume of interest-bearing liabilities and decrease in rates on interest-bearing liabilities.

The increase in volume of interest-earning assets increased interest income by $91,000, while the increase in the volume of interest-bearing liabilities increased interest expense by $85,000. The changes in volume had the effect of increasing net interest income by $6,000. The increase in net interest income attributable to higher yields on interest-earning assets totaled $38,000 compared to a $43,000 increase in net interest income attributable to lower rates on interest-bearing liabilities. Net interest margin increased from 2.67% for the year ended June 30, 2007 to 2.74% for the year ended June 30, 2008. During fiscal 2008, short-term market interest rates increased at a faster rate than did longer-term market interest rates.

Interest and Dividend Income. Total interest and dividend income increased from $3.9 million for the year ended June 30, 2007 to $4.0 million for the year ended June 30, 2008. This increase of $128,000, or 3.3%, was due primarily to an increase in interest income on commercial real estate, multi-family and fixed rate home equity loans. Interest income on loans increased by $120,000, or 3.3%, and interest income on securities and interest-bearing deposits increased by $21,000, or 9.1%.

Interest Expense. Interest expense increased by $42,000, or 1.8%, from the year ended June 30, 2007 to the year ended June 30, 2008.  Average deposit balances increased $799,000, while average rates decreased from 3.65% to 3.06% due to increase in balances with lower cost of funds. Average borrowings increased from $13.2 million to $14.0 million. The average rate on borrowings decreased from 5.44% to 4.92%.

Provision for Loan Losses. Our provision for loan losses decreased from $34,000 for the year ended June 30, 2007 to $29,000 for the year ended June 30, 2008. Net loan charge-offs for the years ended June 30, 2008 and 2007 were each $1,000. The allowance for loan losses of $346,000 at June 30, 2008 represented .61% of total loans, as compared to an allowance of $318,000, representing 0.60% of total loans at June 30, 2007. Our analysis of the adequacy of the allowance considers economic conditions, historical losses, and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Business of Auburn Savings Bank, FSB.”

Non-interest Income. Total non-interest income increased from $112,000 for the year ended June 30, 2007 to $174,000 for the year ended June 30, 2008. The increase was due to a $41,000 increase in gains realized on the sale of loans into the secondary market for the year ended June 30, 2008, and an increase in other non-interest income of $54,000.

Non-interest Expense. Non-interest expense increased $94,000, or 6.4%, to $1.6 million for the year ended June 30, 2008 as compared to $1.5 million for the year ended June 30, 2007. The increase was primarily attributable to increases in employee salaries and benefits of $67,000, an increase in occupancy expense of $5,000, an increase in computer charges of $12,000 and an increase in consulting expense of $11,000.  These increases were offset partially by a decrease in depreciation of $16,000.

Income Taxes. Income tax expense was $77,000 for the year ended June 30, 2008, reflecting an effective tax rate of 33.8%, compared to $50,000 for the year ended June 30, 2007, reflecting an effective tax rate of 29.4%.  The increase in income taxes was due to higher pre-tax earnings and an increase in the effective tax rate.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  All average balances are daily average balances.  The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.  We do not accrue interest on loans on non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Fiscal Years Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$53,937	$3,735	6.93%	$52,773	$3,616	6.85%
Investment securities(1)	2,610	137	5.23%	3,894	185	4.75%
Interest-earning deposits	3,866	163	4.22%	2,050	107	5.22%
Total interest-earning assets	60,413 3,584	$4,035	6.68%	58,717	$3,908	6.66%
Non-interest-earning assets				3,439
Total assets	$63,997			$62,156

Interest-bearing liabilities:
Savings deposits	$2,550	$21	0.83%	$2,662	$22	0.83%
NOW accounts	1,990	18	0.93%	1,628	9	0.55%
Money market accounts	9,247	281	3.04%	9,504	326	3.43%
Certificates of deposit	28,819	1,318	4.57%	27,726	1,262	4.55%
Total interest-bearing deposits	42,606	1,638	3.85%	41,520	1,619	3.90%
FHLB advances	14,002	743	5.30%	13,234	720	5.44%
Total interest-bearing liabilities	$56,608	$2,381	4.21%	$54,754	$2,339	4.27%

Non-interest-bearing liabilities:
Demand deposits	$2,554			$2,840
Other non-interest-bearing liabilities	281			227
Total liabilities	59,443			57,821
Total capital	4,554			4,335
Total liabilities and capital	$63,997			$62,156

Net interest income		$1,654			$1,569
Net interest rate spread(2)			2.47%			2.38%
Net interest-earning assets(3)	$3,805			$3,963
Net interest margin(4)			2.74%			2.67%
Average of interest-earning assets to interest-bearing liabilities	106.72%			107.24%
__________________________________
(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). Changes due to the interaction between volume and rate were allocated pro rata between volume and rate.

	Fiscal Years Ended June 30, 2008 vs. 2007
	Increase (Decrease) Due to		Net
			Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Loans	$81	$39	$120
Investment securities	(67)	19	(48)
Interest-earning deposits	77	(20)	57
Total interest-earning assets	$91	$38	$129
Interest-bearing liabilities:
Savings deposits	$(1)	$-	$(1)
NOW accounts	3	6	9
Money market accounts	(8)	(37)	(45)
Certificates of deposit	50	6	56
Total deposits	44	(25)	19
Federal Home Loan Bank of Boston advances	41	(18)	23
Repurchase agreements	-	-	-
Total interest-bearing liabilities	$85	$(43)	$42
Change in net interest income	$6	$81	$87

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, the Bank's Board of Directors has established an Asset/Liability Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives and for managing this risk consistent with the guidelines approved by the Bank's Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least on a quarterly basis to review our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  In order to mitigate the potential effects of dramatic increases in market rates of interest, we have, among other things, implemented or will implement a number of strategies, including the following:

●	emphasize growth of less interest rate sensitive and lower cost “core deposits” in the form of transaction accounts, such as checking and savings accounts;
●	sell a portion of Auburn Savings Bank’s newly originated fixed-rate residential mortgage loans;
●	reduce the interest rate sensitivity of interest-bearing liabilities through utilization of fixed rate borrowings with terms of more than one year;
●
use interest rate caps and floors, as determined by the Asset Liability Management Committee, to attempt to preserve net interest income in periods of rising or declining short-term interest rates; and

●	maintain a level of assets in shorter-term securities and adjustable-rate mortgage-backed securities.

Depending on market conditions, we often place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increasing in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term interest rates.

We have not engaged in hedging through the use of financial futures or interest rate swaps.  However, we have entered into interest rate cap and floor agreements as part of our interest rate risk management process. These agreements are used to manage the effect of fluctuating interest rates on net interest income.  In March 2006, we purchased a three-year, $5.0 million notional value interest rate cap, in order to limit our potential exposure to rising interest rates.  The cost of the transaction was $14,750.  The counter-party in the transaction, the Federal Home Loan Bank of Boston, will pay us if and when the three-month LIBOR rate is above the rate cap of 6%.  The interest rate cap agreement expires in March 2009. In January 2007, we purchased a three-year, $5.0 million notional value interest rate floor, in order to limit our potential exposure to decreasing interest rates.  The cost of the transaction was $17,000.  The counter-party in the transaction, the Federal Home Loan Bank of Boston, will pay us if and when the three-month LIBOR rate is below the rate floor of 3.75%.  The interest rate floor agreement expires in January 2009.  We do not use hedge accounting for the interest rate cap and interest rate floor agreements and, therefore, changes in fair value of the agreements are reported in the statements of income. At June 30, 2008, the fair value of the interest rate floor and cap is $23,380 and $1, respectively, and is reflected on the balance sheet in prepaid expenses and other assets.

Net Portfolio Value Simulation Analysis. An important measure of interest risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides us with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Auburn Savings Bank.  It presents the estimated changes in Auburn Savings Bank’s net portfolio value at June 30, 2008 that would occur upon the assumed instantaneous changes in interest rates based on Office of Thrift Supervision assumptions and without giving effect to any steps that management might take, within the parameters established by our asset/liability management committee, to counter the effect of such interest rate changes.  The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings banks.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios.

	Net Portfolio Value			NPV as a Percentage of Present Value of Assets
Change in Interest Rates (basis points)	Amount	Change	Percent Change	NPV Ratio	Increase (Decrease) (basis points)
	(Dollars in Thousands)
+300	$3,273	$(2,315)	(41%)	5.09%	(313)
+200	4,192	(1,396)	(25%)	6.38%	(183)
+100	4,957	(631)	(11%)	7.41%	(80)
+50	5,290	(298)	(5%)	7.84%	(37)
0	5,588	0	0%	8.21%	0
-50	5,832	244	4%	8.51%	29
-100	5,990	402	7%	8.68%	47

As indicated in the table above, the result of a 100 basis point increase in interest rates is estimated to decrease net portfolio value by 11%, 25% for a 200 basis point increase and 41% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. The estimated change in net interest income from the flat rate scenario to a 100 basis point decrease in interest rates is estimated to increase net portfolio value by 7%.  Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

There are shortcomings inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposures at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, loan sales and maturities of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage and mortgage-backed security prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $2.0 million, including interest-earning deposits of $230,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.4 million at June 30, 2008. For a discussion of our expected other-than-temporary impairment charge relating to certain securities in our available for sale investment portfolio, see “Business of Auburn Savings Bank, FSB-Investment Activities”.  On June 30, 2008, we had $15.4 million of outstanding borrowings from the Federal Home Loan Bank of Boston, and the ability to borrow an additional $6.4 million from the Federal Home Loan Bank of Boston.

At June 30, 2008, we had $1.6 million in loan commitments outstanding, as compared to $854,000 at June 30, 2007. The $761,000 increase in the amount of loan commitments outstanding at June 30, 2008 compared to June 30, 2007 was primarily the result of a $724,000 increase in one-to-four family residential mortgage loan commitments.  We believe that the lower level of one- to four-family residential mortgage loan commitments at June 30, 2007 is a consequence of a special home equity loan program that we offered during the three-month period ended June 30, 2007.  This program resulted in the origination of $1.2 million in fixed rate home equity loans.  Most of these home equity loans closed prior to June 30, 2007 and, therefore, are not reflected in the amount of loan commitments outstanding at June 30, 2007.  In addition to commitments to originate loans, we also had $3.6 million in unused lines of credit at June 30, 2008.

Certificates of deposit due within one year of June 30, 2008 totaled $21.9 million, or 47.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts. However, we may from time to time utilize borrowings to fund a portion of our operations where the cost of such borrowings is more favorable than that of deposits of a similar duration. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates to attract certain deposit products.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Capital Management. We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well-capitalized” under regulatory guidelines. See “Business of Auburn Savings Bank, FSB-Regulation and Supervision —Regulation of Federal Savings Associations — Capital Requirements,” and Note 11 to the Financial Statements attached hereto.

The capital from the stock offering increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including repaying a portion of our borrowings. Our financial condition and results of operations have been enhanced by the capital from the stock offering, resulting in increased net interest-earning assets and net income.  However, due to the increase in equity resulting from the capital raised in the stock offering, return on equity will be adversely affected by the stock offering.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Most of our assets and liabilities are monetary in nature, and, therefore, the impact of interest rates has a greater impact on its performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of Recent Accounting Standards

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Bank’s 2009 fiscal year, with early adoption permitted for the Bank’s 2008 fiscal year, provided that the Bank also adopts SFAS No. 157 for fiscal year 2008. Management is currently evaluating the potential impacts of adopting this Statement on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Bank on July 1, 2008, with earlier adoption permitted for fiscal year 2008, and is not expected to have a material impact on the Bank’s financial statements. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2 which delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 was effective for the Bank on July 1, 2007, and did not have a material impact on the Bank’s financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140. The Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. Consistent with SFAS No. 140, SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. However, the Statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. The Statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Bank adopted SFAS No. 156 on July 1, 2007 using the amortized cost method, and the adoption of this Statement did not have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 19, 2006, the Bank appointed Berry, Dunn, McNeil & Parker as our independent accountants and dismissed Baker Newman Noyes, LLC, which had performed an audit of our financial statements as of and for the year ended June 30, 2006. The Board of Directors participated in and approved decision to change independent accountants.

Baker Newman Noyes, LLC’s report on our financial statements as of and for the fiscal year ended June 30, 2006 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 30, 2006 and 2005 and through September 19, 2006, there were no disagreements with Baker Newman Noyes, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baker Newman Noyes, LLC, would have caused them to make reference to the subject matter of the disagreements in its reports.

Item 9A(T). Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated by reference herein from the Company’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders of the Company (the “Proxy Statement”).

Item 11. Executive Compensation.

Information required by this Item is incorporated by reference herein from the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item is incorporated by reference herein from the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference herein from the Company’s Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by Item 14 of this Form is incorporated by reference herein from the Company’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)
Financial Statements: The financial statements, including notes thereto, and financial schedules required in response to this Item are set forth in Part II, Item 8 of this Annual Report on Form 10-K, and can be found on the following pages:

(2)   Financial Statement Schedules: Schedules to the financial statements required by Regulation S-X and all other schedules to the financial statements have been omitted because they are either not required, are not applicable or are included in the financial statements or notes thereto, which can be found in this Annual Report on Form 10-K in Part II, Item 8.

(3)	Exhibits:

2.0	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan **
3.1	Charter of Auburn Bancorp, Inc. **
3.2	Bylaws of Auburn Bancorp, Inc. **
4.0	Specimen Stock Certificate of Auburn Bancorp, Inc. **
10.1	Auburn Savings Bank Employee Stock Ownership Plan and Trust
10.2	ESOP Loan Commitment Letter and ESOP Loan Documents
10.3	Employment Agreement between Auburn Savings Bank and Allen T. Sterling
14.0	Code of Ethics
21.1	Subsidiaries of Auburn Bancorp, Inc. **
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

Auburn Bancorp, Inc.
(Registrant)

Date: September 29, 2008	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  .

Name	Title	Date

/s/ Allen T. Sterling	President and Chief Executive Officer	September 29, 2008
Allen T. Sterling

/s/ Rachel A. Haines	Principal Financial Officer	September 29, 2008
Rachel A. Haines

/s/ Claire D. Thompson	Director	September 29, 2008
Claire D. Thompson

/s/ Philip R. St. Pierre	Director	September 29, 2008
Philip R. St. Pierre

/s/ Bonnie G. Adams	Director	September 29, 2008
Bonnie G. Adams

/s/ August M. Berta	Director	September 29, 2008
August M. Berta

/s/ Peter E. Chalke	Director	September 29, 2008
Peter E. Chalke

/s/ M. Kelly Matzen	Director	September 29, 2008
M. Kelly Matzen

/s/ Sharon A. Millett	Director	September 29, 2008
Sharon A. Millett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Auburn Savings Bank, FSB
Auburn, Maine

We have audited the accompanying balance sheets of Auburn Savings Bank, FSB as of June 30, 2008 and 2007, and the related statements of income, changes in capital and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auburn Savings Bank, FSB as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Portland, Maine
September 26, 2008

AUBURN SAVINGS BANK, FSB

Balance Sheets

June 30, 2008 and 2007

ASSETS

	2008	2007

Cash and due from banks	$1,782,970	$884,546
Interest-bearing deposits	229,517	2,528,784

Total cash and cash equivalents	2,012,487	3,413,330

Certificates of deposit	2,257,504	594,000

Investment securities available for sale	1,433,732	2,364,564

Federal Home Loan Bank stock, at cost	901,100	901,100

Loans	57,021,649	53,116,112
Less allowance for loan losses	345,550	317,580

Net loans	56,676,099	52,798,532

Property and equipment, net	1,945,233	2,001,115

Foreclosed real estate	87,383	-

Accrued interest receivable
Investments	23,725	23,885
Mortgage-backed securities	2,034	2,566
Loans	249,547	251,082

Prepaid expenses and other assets	710,448	54,270

Total assets	$66,299,292	$62,404,444

LIABILITIES AND CAPITAL

Liabilities
Deposits	$46,073,155	$44,878,926
Federal Home Loan Bank advances	15,350,000	12,900,000
Accrued interest and other liabilities	269,752	127,207
Deferred income taxes	88,786	148,510

Total liabilities	61,781,693	58,054,643

Commitments and contingencies (Notes 6, 8 through 12)

Capital
Retained earnings	4,566,433	4,362,193
Accumulated other comprehensive loss	(48,834)	(12,392)

Total capital	4,517,599	4,349,801

Total liabilities and capital	$66,299,292	$62,404,444

The accompanying notes are an integral part of these financial statements.

AUBURN SAVINGS BANK, FSB

Statements of Income

Years Ended June 30, 2008 and 2007

	2008	2007
Interest and dividend income
Interest on loans	$3,735,671	$3,615,936
Interest on investments and other interest-bearing deposits	247,852	227,223
Dividends on Federal Home Loan Bank stock	51,955	64,588

Total interest and dividend income	4,035,478	3,907,747

Interest expense
Interest on deposits and escrow accounts	1,638,767	1,619,026
Interest on Federal Home Loan Bank advances	742,596	720,320

Total interest expense	2,381,363	2,339,346

Net interest income	1,654,115	1,568,401

Provision for loan losses	29,312	34,000

Net interest income after provision for
loan losses	1,624,803	1,534,401

Non-interest income
Net gain on sales of loans	59,620	18,872
Net gain (loss) on investments	(29,786)	3,186
Other noninterest income	143,998	89,976

Total non-interest income	173,832	112,034

Non-interest expenses
Salaries and employee benefits	881,990	814,900
Occupancy expense	109,699	104,602
Depreciation	100,852	116,550
Federal insurance premiums	5,330	5,386
Computer charges	146,874	134,828
Advertising expense	47,038	35,543
Consulting expense	37,270	26,378
Other operating expenses	241,930	238,311

Total non-interest expenses	1,570,983	1,476,498

Income before income taxes	227,652	169,937

Income tax expense	76,850	49,955

Net income	$150,802	$119,982

The accompanying notes are an integral part of these financial statements.

AUBURN SAVINGS BANK, FSB

Statements of Changes in Capital

Years Ended June 30, 2008 and 2007

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Loss	Total

Balance, June 30, 2006	$4,242,211	$(78,796)	$4,163,415

Comprehensive income
Net income	119,982	-	119,982
Other comprehensive income
Unrealized holding gains on securities,
net of taxes of $31,406	-	60,961	60,961
Reclassification adjustment for
items included in net income, net of
taxes of $2,804	-	5,443	5,443

Total comprehensive income	119,982	66,404	186,386

Balance, June 30, 2007	4,362,193	(12,392)	4,349,801

Comprehensive income
Net income	150,802	-	150,802
Other comprehensive income
Unrealized holding losses on securities,
net of taxes of ($27,602)	-	(53,582)	(53,582)
Reclassification adjustment for
items included in net income, net of
taxes of $8,830	-	17,140	17,140

Total comprehensive income	150,802	(36,442)	114,360

Effect of adoption of SFAS No. 156,
net of tax effect of $17,812	53,438	-	53,438

Balance, June 30, 2008	$4,566,433	$(48,834)	$4,517,599

The accompanying notes are an integral part of these financial statements.

AUBURN SAVINGS BANK, FSB

Statements of Cash Flows

Years Ended June 30, 2008 and 2007

	2008	2007

Cash flows from operating activities
Net income	$150,802	$119,982
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation	100,852	116,550
Net amortization of premiums on investment securities
available for sale	(3,816)	11,433
Provision for loan losses	29,312	34,000
Deferred income tax expense (benefit)	(58,762)	50,748
Gain on sale of investments	-	(3,186)
Impairment loss on investment securities available for sale	29,786	-
Gain on sales of loans	(59,620)	(18,872)
Loss on disposal of property and equipment	-	864
Net increase in prepaid expenses and other assets	(529,592)	(17,260)
Net (increase) decrease in accrued interest receivable	2,227	(29,838)
Net increase (decrease) in accrued interest and other liabilities	142,544	(56,011)
Net cash provided (used) by operating activities	(196,267)	208,410

Cash flows from investing activities
Purchase of investment securities available for sale	(821,851)	-
Proceeds from sales of investment securities available for sale	-	886,896
Proceeds from maturities and principal paydowns on investment securities
available for sale	1,671,497	287,237
Net proceeds from maturities of (investments in) certificates of deposit	(1,663,504)	201,501
Net decrease (increase) in loans to customers	(3,989,977)	1,074,168
Proceeds from redemption of Federal Home Loan Bank stock	-	115,600
Purchases of property and equipment	(44,970)	(18,031)
Net cash provided (used) by investing activities	(4,848,805)	2,547,371

Cash flows from financing activities
Advances from Federal Home Loan Bank	4,721,000	4,000,000
Repayment of advances from the Federal Home Loan Bank	(2,271,000)	(5,850,000)
Net increase (decrease) in deposits	1,194,229	(130,416)
Net cash provided (used) by financing activities	3,644,229	(1,980,416)

Net (decrease) increase in cash and cash equivalents	(1,400,843)	775,365

Cash and cash equivalents, beginning of year	3,413,330	2,637,965

Cash and cash equivalents, end of year	$2,012,487	$3,413,330

Supplementary cash flow information:
Cash paid during the year for:
Interest	$2,385,917	$2,338,110
Taxes	$29,600	$46,076

The accompanying notes are an integral part of these financial statements.

Nature of Business

Effective July 1, 2006, the Bank converted from a state to a federal charter and changed its name from Auburn Savings and Loan Association to Auburn Savings Bank, FSB (the “Bank”). The Bank grants residential, consumer and commercial loans to customers primarily throughout the Lewiston/Auburn, Maine area. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Reorganization

On January 11, 2008, the Board of Directors of the Bank adopted a Plan of Reorganization From a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the "Plan") under which the Bank would reorganize into a mutual holding company structure (the “Reorganization”).  The Plan was subsequently approved by the Office of Thrift Supervision and a majority of the total votes eligible to be cast by voting members of the Bank.  On August 15, 2008, the Bank completed the Reorganization.  As part of the Reorganization, the Bank converted to a federal stock savings bank, the Bank became a wholly-owned subsidiary of Auburn Bancorp, Inc. (the "Stock Holding Company"), and the Stock Holding Company became a majority-owned subsidiary of Auburn Bancorp, MHC (the "MHC").  In connection with the Reorganization, the Stock Holding Company conducted a minority stock offering pursuant to which the Stock Holding Company sold 226,478 shares, or 45% of its common stock, at a price of $10.00 per share to eligible depositors and other members of the Bank, an employee stock ownership plan and members of the general public in a subscription and community offering. In addition, the Stock Holding Company issued 276,806 shares, or 55% of its common stock, to the MHC.

The costs associated with the reorganization are deferred and will be deducted from the proceeds upon the sale and issuance of the stock. As of June 30, 2008, reorganization costs totaled $506,812.

1.	Summary of Significant Accounting Policies

The accounting policies of the Bank are in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a description of the significant accounting policies.

Use of Estimates

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

Significant Group Concentrations of Credit Risk

A substantial portion of loans are secured by real estate in the Lewiston/Auburn, Maine area. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio is susceptible to changes in market conditions in the Lewiston/Auburn, Maine area.

The Bank's policy for requiring collateral is to obtain security in excess of the amount borrowed. The amount of collateral obtained is based on management's credit evaluation of the borrower. The Bank requires appraisals of real property held as collateral. For consumer loans, collateral varies depending on the purpose of the loan. Collateral held for commercial loans consists primarily of real estate.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits.

The Bank's due from bank accounts, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts. The Bank believes it is not exposed to any significant risk on cash and cash equivalents.

Securities

The Bank classifies its investments as available for sale. These assets are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of investment securities available for sale below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Federal Home Loan Bank Stock

Federal Home Loan Bank (FHLB) stock is a non-marketable equity security carried at cost and evaluated for impairment.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual life of the loans.

Loans past due 30 days or more are considered delinquent. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Cash payments on these loans are applied to principal balances until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Credit Related Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Loan Servicing

The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140, on July 1, 2007. In accordance with SFAS No. 156, the Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The effect of capitalizing loan servicing rights for loans sold and serviced was recorded as a cumulative effect adjustment at July 1, 2007.

Property and Equipment

Land is carried at cost. Buildings, furniture and fixtures, and land improvements are carried at cost, less accumulated depreciation computed on the declining balance and straight-line methods over the estimated useful lives of the assets.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed real estate.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Derivative Financial Instruments

The Bank has limited exposure to derivative financial instruments. In 2006, the Bank entered into an interest rate floor and an interest rate cap agreement to manage its interest rate risk for movement in interest rates. The Bank does not enter into derivative financial instruments for trading or speculative purposes.

The Bank accounts for the interest rate floor and cap at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Bank does not use hedge accounting for the cap and floor and, therefore, changes in fair value of the agreements are reported in the statements of income. At June 30, 2008 and 2007, the total fair value of the interest rate floor and cap is $23,381 and $2,624, respectively, and is included on the balance sheet in prepaid expenses and other assets.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on investment securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Advertising

Advertising costs are expensed as incurred.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

Impact of Recent Accounting Standards

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Bank’s 2009 fiscal year, with early adoption permitted for the Bank’s 2008 fiscal year, provided that the Bank also adopts SFAS No. 157 for fiscal year 2008. Management is currently evaluating the potential impacts of adopting this Statement on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Bank on July 1, 2008, with earlier adoption permitted for fiscal year 2008, and is not expected to have a material impact on the Bank’s financial statements. In February 2008, FASB issued FASB Staff Position (FSP) No. 157-2 which delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 was effective for the Bank on July 1, 2007, and did not have a material impact on the Bank’s financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140. The Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. Consistent with SFAS No. 140, SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. However, the Statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. The Statement is effective as of the beginning of a company’s first fiscal year after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Bank adopted SFAS No. 156 on July 1, 2007 using the amortized cost method, and the adoption of this Statement did not have a material impact on its financial statements.

2.	Cash and Due from Banks

The Bank is required to maintain certain reserves of vault cash or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $250,000 as of June 30, 2008 and 2007, respectively.

3.	Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate bonds	$986,305	$-	$(51,600)	$934,705
FHLMC mortgage-backed securities	107,519	1,193	-	108,712
FNMA mortgage-backed securities	338,082	2,704	(2,030)	338,756
Small Business Administration
mortgage-backed securities	5,545	104	-	5,649
U.S. Government sponsored enterprise
securities	60,272	-	(24,362)	35,910
Corporate common stock	10,000	-	-	10,000

Total investment securities
available for sale	$1,507,723	$4,001	$(77,992)	$1,433,732

June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government sponsored
enterprise obligations	$650,000	$-	$(1,816)	$648,184
Corporate bonds	998,876	-	(6,694)	992,182
FHLMC mortgage-backed securities	151,140	72	(1,079)	150,133
FNMA mortgage-backed securities	449,827	339	(7,455)	442,711
Small Business Administration
mortgage-backed securities	123,496	286	(2,428)	121,354
Corporate common stock	10,000	-	-	10,000

Total investment securities
available for sale	$2,383,339	$697	$(19,472)	$2,364,564

Investments with a fair value of approximately $1,433,700 and $2,364,600 at June 30, 2008 and 2007, respectively, are held in a custody account to secure certain deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2008		June 30, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$250,000	$249,775	$-	$-
Over 1 year through 5 years	741,850	690,579	123,496	121,354
After 5 years through 10 years	-	-	1,648,876	1,640,366

	991,850	940,354	1,772,372	1,761,720
Mortgage-backed securities	445,601	447,468	600,967	592,844

	$1,437,451	$1,387,822	$2,373,339	$2,354,564

Information pertaining to securities with gross unrealized losses at June 30, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2008
Corporate bonds	$684,930	$51,375	$249,775	$225	$934,705	$51,600
FNMA mortgage-backed
securities	-	-	144,066	2,030	144,066	2,030
U.S. Government sponsored
enterprise securities	35,910	24,362	-	-	35,910	24,362

Total	$720,840	$75,737	$393,841	$2,255	$1,114,681	$77,992

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2007
U.S. Government sponsored
enterprise obligations	$-	$-	$648,184	$1,816	$648,184	$1,816
Corporate bonds	-	-	992,182	6,694	992,182	6,694
FHLMC mortgage-backed
securities	-	-	133,247	1,079	133,247	1,079
FNMA mortgage-backed
securities	21,092	76	352,868	7,379	373,960	7,455
Small Business Administration
mortgage-backed securities	-	-	109,220	2,428	109,220	2,428

Total	$21,092	$76	$2,235,701	$19,396	$2,256,793	$19,472

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2008, six debt securities with unrealized losses have depreciated 5% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities. In addition, the Bank had two U.S. Government sponsored enterprise common stock securities with unrealized losses of $24,362. At June 30, 2007, the fifteen debt securities with unrealized losses have depreciated 1% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition and the Bank’s ability to hold such securities. The Bank recorded an other-than-temporary impairment loss of $29,786 during 2008 on its U.S. Government sponsored enterprise securities. Management does not believe any of the remaining securities available for sale are other-than-temporarily impaired at June 30, 2008 and 2007.

For the year ended June 30, 2007, proceeds from sales of securities available for sale amounted to $886,896. Gross realized gains amounted to $4,096 and gross realized losses amounted to $910. There were no sales of securities available for sale in 2008.

4.	Loans

A summary of the balances of loans follows:

	2008	2007

Mortgage loans:
One to four family residential	$32,739,226	$31,816,996
Commercial	10,181,249	7,553,015
Construction	1,052,900	1,041,000
Equity lines of credit and loans	10,844,488	11,105,452
Undisbursed portion of construction loan	(320,904)	(123,552)

Subtotal	54,496,959	51,392,911

Commercial loans	2,102,720	1,257,188
Consumer loans	520,288	500,707

Total loans	57,119,967	53,150,806

Deferred loan origination costs	141,812	134,694
Deferred loan origination fees	(240,130)	(169,388)
Allowance for loan losses	(345,550)	(317,580)

Total loans, net	$56,676,099	$52,798,532

Nonaccrual loans amounted to $250,708 and $0 at June 30, 2008 and 2007, respectively. At June 30, 2008, interest income of $7,014 would have been recognized on these loans if interest had been accrued.

An analysis of the allowance for loan losses follows:

	2008	2007

Balance at beginning of year	$317,580	$290,472
Provision for loan losses	29,312	34,000
Loans charged off	(1,342)	(1,276)
Reclassification	-	(5,616)

Balance at end of year	$345,550	$317,580

There were no impaired loans, as defined by SFAS No. 114, at June 30, 2008 and 2007, respectively.

The Bank was servicing for others mortgage loans of approximately $10,881,000 and $9,600,000 at June 30, 2008 and 2007, respectively.

Mortgage servicing rights for mortgage loans sold are not material to the financial statements and, therefore, have not been capitalized as of June 30, 2007. Mortgage servicing rights capitalized during the year ended June 30, 2008 were $15,777 and the balance of mortgage servicing rights at June 30, 2008 was $81,164. Fair value approximates book value at June 30, 2008.

There were no loans held for sale at June 30, 2008 and 2007.

5.	Property and Equipment

A summary of the cost and accumulated depreciation of property and equipment is as follows:

	2008	2007

Land and land improvements	$407,780	$404,436
Buildings	1,933,378	1,924,374
Furniture and fixtures	538,000	505,379

	2,879,158	2,834,189
Less accumulated depreciation	933,925	833,074

Net property and equipment	$1,945,233	$2,001,115

Following is a summary of estimated useful lives by asset category:

Estimated Useful Lives (Years)

Land and land improvements	15
Buildings	5 - 40
Furniture and fixtures	1 - 10

6.	Deposits

A summary of deposit balances, by type, follows:

	2008	2007

Demand accounts	$3,017,560	$2,791,567
Money market accounts	9,637,105	9,339,445
NOW accounts	2,079,669	2,240,626
Savings accounts	3,087,487	2,601,241
Certificates of deposit	19,684,753	20,779,185
Certificates of deposit, $100,000 and over	8,566,581	7,126,862

Total deposits	$46,073,155	$44,878,926

The scheduled maturities of time deposits are as follows:

	2008	2007

2008	$-	$23,444,447
2009	21,855,012	4,024,775
2010	2,906,645	372,979
2011	1,947,996	53,436
2012	662,694	10,410
2013	878,987	-
	$28,251,334	$27,906,047

A summary of interest expense on deposits is as follows:

	2008	2007

Demand accounts	$3,672	$3,901
Money market accounts	281,356	325,808
NOW accounts	14,817	5,060
Savings accounts	21,152	22,067
Certificates of deposit	1,317,770	1,262,190
	$1,638,767	$1,619,026

The Bank maintains collateralization agreements with certain depositors whereby those deposits in excess of the $100,000 federally insured limit are secured by an interest in the Bank's investment instruments maintained in a custodial account held by one of the Bank's custodians. As part of the collateralization agreement, the Bank agrees to maintain the value of the collateral in the custodial account at a minimum level at least equal to 100% of the uninsured portion of these deposits. At June 30, 2008 and 2007, the value of the collateral in the custodial account was approximately $4,195,000 and $3,860,000, respectively, and the uninsured portion of the deposits was approximately $3,863,000 and $3,294,000, respectively.

7.	Federal Home Loan Bank Advances

Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB and qualifying first mortgages.

The Bank's fixed-rate advances of $15,350,000 and $12,900,000 at June 30, 2008 and 2007, respectively, mature through 2015. At June 30, 2008 and 2007, the interest rates on fixed-rate advances ranged from 2.50 percent to 6.56 percent and 3.33 percent to 6.56 percent, respectively.

The Bank's callable advance of $1,000,000 at June 30, 2008 matures in 2012. The rate is based on the three-month London Interbank Offer Rate (LIBOR). At June 30, 2008, the interest rate on this advance was 4.99 percent. The advance is callable on February 17, 2009 if LIBOR reaches 5.75 percent and quarterly thereafter through its maturity date.

At June 30, 2008, the Bank also had $661,000 available under a long-term line of credit from the FHLB. There were no amounts drawn under this line at June 30, 2008.

The contractual maturities of advances are as follows:

	2008	2007

2008	$-	$1,750,000
2009	3,700,000	3,500,000
2010	5,750,000	5,500,000
2011	2,650,000	650,000
2012	2,000,000	1,000,000
2013	750,000	-
Thereafter	500,000	500,000

Total	$15,350,000	$12,900,000

8.	Income Taxes

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2008	2007

Current tax provision (benefit)
Federal	$129,012	$(6,993)
State	6,600	6,200

	135,612	(793)
Deferred federal tax provision (benefit)	(58,762)	50,748

	$76,850	$49,955

The income tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes, as follows:

	2008	2007

Expected income tax expense at federal tax rate (34%)	$77,402	$57,779
Increase (reduction) in income taxes resulting from:
Dividends received deduction	(670)	(6,268)
State tax, net of federal tax benefit	4,356	4,092
Other	(4,238)	(5,648)
Income tax expense	$76,850	$49,955

Effective income tax rate	33.8%	29.4%

The components of the net deferred tax liability, included in other assets, are as follows:

	2008	2007

Deferred tax assets:
Allowance for loan losses	$117,487	$107,977
Expense accruals	10,067	9,548
Unrealized losses on investment securities available for sale	25,158	6,384
Other	4,357	7,276

Total deferred tax assets	157,069	131,185

Deferred tax liabilities:
Difference between tax and book bases of property
and equipment	(145,244)	(214,102)
Deferred loan fees	(73,015)	(65,593)
Mortgage servicing rights	(27,596)	-

Total deferred tax liabilities	(245,855)	(279,695)

Net deferred tax liability	$(88,786)	$(148,510)

The Bank has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets.

The Bank used the percentage of taxable income bad debt deduction to calculate its bad debt expense for tax purposes as was permitted by the Internal Revenue Code. The cumulative effect of this deduction of approximately $421,000 is subject to recapture, if used for purposes other than to absorb loan losses. Deferred taxes of $143,000 have not been provided on this amount because the Bank does not intend to use the tax reserve other than to absorb loan losses.

9.	Financial Instruments with Off-Balance-Sheet Risk

The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At June 30, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2008	2007

Commitments to originate loans	$1,615,000	$854,000
Unadvanced portions of construction loans	321,000	124,000
Unadvanced portions of home equity loans	3,170,000	2,682,000
Unadvanced portions of commercial lines of credit	392,000	608,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Unfunded commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management's credit evaluation of the customer.

Included in the above commitments to extend credit at June 30, 2008 were fixed rate commitments to grant loans of approximately $1,130,000 which expire in 30 days. Interest rates on these fixed rate commitments range from 6.00% to 8.50%.

Included in the above commitments to extend credit at June 30, 2007 were fixed commitments to grant loans of approximately $854,000 which expire in 30 days. Interest rates on these fixed rate commitments range from 6.75% to 9.25%.

The Bank has sold mortgage loans to the FHLB with a total outstanding balance of approximately $10,881,000 and $9,500,000 at June 30, 2008 and 2007, respectively. Under the terms of the agreement with the FHLB, the Bank has a limited recourse obligation to the FHLB in the event the borrower defaults. At June 30, 2008 and 2007, the maximum recourse obligation totaled approximately $208,000 and $229,000, respectively.

10.	Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank's financial statements.

11.	Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to total assets (as defined). Management believes, as of June 30, 2008 and 2007, that the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2008 and 2007, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of June 30, 2008 and 2007 are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008

Total capital to risk
weighted assets	$4,688,000	11.54%	$3,249,280	8.00%	$4,061,600	10.00%

Tier 1 capital to risk
weighted assets	$4,550,000	10.69%	$1,624,640	4.00%	$2,436,960	6.00%

Tier 1 capital to total
assets	$4,550,000	6.85%	$2,655,400	4.00%	$3,319,250	5.00%

June 30, 2007

Total capital to risk
weighted assets	$4,421,000	12.17%	$2,872,480	8.00%	$3,590,600	10.00%

Tier 1 capital to risk
weighted assets	$4,360,000	11.29%	$1,436,240	4.00%	$2,154,360	6.00%

Tier 1 capital to total
assets	$4,360,000	6.98%	$2,497,400	4.00%	$3,121,750	5.00%

The following table presents a reconciliation of the Bank’s capital determined using accounting principles generally accepted in the United States of America (GAAP) and its regulatory capital amounts:

	2008	2007

Bank GAAP capital	$4,517,000	$4,350,000
Net unrealized loss on certain securities
available for sale, net of income taxes	33,000	10,000

Tier I Capital	4,550,000	4,360,000

Allowance for loan losses (excluding
specific reserves)	346,000	318,000

Deduction for low-level recourse and
residual interests	(208,000)	(257,000)

Total Risk-Based Capital	$4,688,000	$4,421,000

12.	Employee Benefit Plan

The Bank has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions equal to 50 percent of the employee's contribution, up to a maximum of 3 percent of an employee's compensation contributed to the Plan. Matching contributions vest to the employee equally over a five-year period. For the years ended June 30, 2008 and 2007, expense attributable to the Plan amounted to $14,963 and $15,652, respectively.

13.	Related Party Transactions

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $601,600 at June 30, 2008 and $656,400 at June 30, 2007. During the years ended June 30, 2008 and 2007, total principal additions were $29,200 and $98,400, respectively, and total principal payments and deletions were $84,000 and $141,000, respectively.

Deposits from related parties held by the Bank at June 30, 2008 and 2007 amounted to $1,601,700 and $929,200, respectively.

14.	Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

The following methods and assumptions were used by the Bank in estimating fair value disclosures for financial instruments:

Cash and cash equivalents and certificates of deposit: The carrying amounts of cash, due from banks, deposits with the FHLB, federal funds sold and certificates of deposit approximate fair values as these financial instruments have short maturities.

Securities: Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the FHLB.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar remaining maturity.

Federal Home Loan Bank advances: The fair values of these borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Derivative financial instruments: The fair value of the interest rate cap and floor is based on quotations from dealers.

Off-balance-sheet instruments: The Bank's off-balance-sheet instruments consist of loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

The estimated fair values, and related carrying or notional amounts, of the Bank's financial instruments are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(In thousands)

Financial assets
Cash and cash equivalents	$2,012	$2,012	$3,413	$3,413
Certificates of deposit	2,258	2,258	594	594
Securities available for sale	1,434	1,434	2,365	2,365
Federal Home Loan Bank stock	901	901	901	901
Loans and loans held for sale, net	56,676	56,872	52,799	51,992
Accrued interest receivable	275	275	278	278
Interest rate floor and cap	23	23	3	3

Financial liabilities
Deposits	46,073	44,829	44,879	43,124
Federal Home Loan Bank advances	15,350	15,651	12,900	12,951