Form 10-Q
period 2008-09-30
Auburn Bancorp, Inc.
filed 2008-11-14
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

000-53370
(Commission File Number)

Auburn Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States	26-2139168
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

256 Court Street, P.O. Box 3157, Auburn, Maine 04212
(Address and zip code of principal executive offices)

(207) 782-0400
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $0.01 par value, 503,284 shares outstanding as of November 13, 2008.

AUBURN BANCORP, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
September 30, 2008

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.          FINANCIAL STATEMENTS

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
September 30, 2008 (Unaudited) and June 30, 2008

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$1,399,308	$1,782,970
Interest-bearing deposits	1,330,789	229,517
Total cash and cash equivalents	2,730,097	2,012,487

Certificates of deposit	2,453,051	2,257,504

Investment securities available for sale	1,332,623	1,433,732

Federal Home Loan Bank stock, at cost	901,100	901,100

Loans	58,586,424	57,021,649
Less allowance for loan losses	(364,124)	(345,550)
Net loans	58,222,300	56,676,099

Property and equipment, net	1,938,163	1,945,233

Foreclosed real estate	224,732	87,383
Accrued interest receivable:
Investments	35,480	23,725
Mortgage-backed securities	1,892	2,034
Loans	255,887	249,547
Prepaid expenses and other assets	196,371	710,448

Total assets	$68,291,696	$66,299,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$47,327,779	$46,073,155
Federal Home Loan Bank advances	14,900,000	15,350,000
Accrued interest and other liabilities	165,349	269,752
Deferred income taxes	78,336	88,786
Total liabilities	62,471,464	61,781,693

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at September 30, 2008, none at June 30, 2008	5,033	—
Additional paid-in-capital	1,471,148	—
Retained earnings	4,570,730	4,566,433
Accumulated other comprehensive loss	(55,505)	(48,834)
Unearned compensation (ESOP shares)	(171,174)	—
Total stockholders’ equity	5,820,232	4,517,599

Total liabilities and stockholders’ equity	$68,291,696	$66,299,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
Three Months Ended September 30, 2008 and 2007 (Unaudited)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
Interest and dividend income:
Interest on loans	$975,923	$926,169
Interest on investments and other interest-bearing deposits	48,492	66,512
Dividends on Federal Home Loan Bank stock	6,833	14,603
Total interest and dividend income	1,031,248	1,007,284

Interest expense:
Interest on deposits and escrow accounts	349,963	436,247
Interest on Federal Home Loan Bank advances	191,037	175,567
Total interest expense	541,000	611,814

Net interest income	490,248	395,470

Provision for (recovery of) loan losses	18,574	(2,512)

Net interest income after provision for (recovery of) loan losses	471,674	397,982

Non-interest income:
Net gain on sales of loans	2,455	4,644
Other non-interest income	19,949	31,592
Total non-interest income	22,404	36,236

Non-interest expenses:
Salaries and employee benefits	212,977	210,050
Occupancy expense	28,646	26,702
Depreciation	25,031	26,821
Federal insurance premiums	3,387	1,273
Computer charges	41,409	37,302
Advertising expense	9,019	11,055
Consulting expense	9,651	9,066
Impairment writedown of investment securities available for sale	60,270	—
Other operating expenses	65,423	60,713
Total non-interest expenses	455,813	382,982

Income before income taxes	38,265	51,236

Income tax expense	31,200	15,400

Net income	$7,065	$35,836

Net income per common share	$.03	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2008 and 2007 (Unaudited)

	Common Stock	Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensation (ESOP Shares)	Total

Balance, June 30, 2007	$—	$—	$4,362,193	$(12,392)	$—	$4,349,801

Comprehensive income
Net income	—	—	35,836	—	—	35,836
Other comprehensive income
Unrealized holding gains on securities, net of taxes of $2,331	—	—	—	4,525	—	4,525

Total comprehensive income	—	—	35,836	4,525	—	40,361

Effect of adoption of SFAS No.156, net of tax effect of $17,812	—	—	53,438	—	—	53,438

Balance, September 30, 2007 (unaudited)	$—	$—	$4,451,467	$(7,867)	$—	$4,443,600

Balance, June 30, 2008	$—	$—	$4,566,433	$(48,834)	$—	$4,517,599

Comprehensive income
Net income	—	—	7,065	—	—	7,065
Other comprehensive income
Unrealized holding loss on securities, net of taxes of $(23,928)	—	—	—	(46,449)	—	(46,449)
Less reclassification adjustment for items included in net income, net of taxes of $20,492	—	—	—	39,778	—	39,778

Total comprehensive income	—	—	7,065	(6,671)	—	394

Shares issued in public offering, net of offering costs of $766,504 (226,478 shares)	2,265	1,496,011	—	—	—	1,498,276
Shares issued to MHC (276,806 shares)	2,768	—	(2,768)	—	—	—
Capitalization of MHC	—	(25,000)	—	—	—	(25,000)
Shares purchased by ESOP (17,262 shares)	—	—	—	—	(172,620)	(172,620)
Common stock held by ESOP committed to be released (145 shares)	—	137	—	—	1,446	1,583
Balance, September 30, 2008 (unaudited)	$5,033	$1,471,148	$4,570,730	$(55,505)	$(171,174)	$5,820,232

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Three Months Ended September 30, 2008 and 2007 (Unaudited)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$7,065	$35,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,031	26,821
Net amortization of premiums (accretion of discounts) on investment securities available for sale	(1,799)	1,463
Provision for (recovery of) loan losses	18,574	(2,512)
Deferred income tax expense	(7,014)	1,076
Other-than-temporary impairment on investment securities available for sale	60,270	—
Gain on sales of loans	(2,455)	(4,644)
ESOP compensation expense	1,583	—
Net decrease (increase) in prepaid expenses and other assets	525,502	(22,594)
Net increase in accrued interest receivable	(17,953)	(2,942)
Net decrease in accrued interest payable and other liabilities	(104,405)	(30,262)

Net cash provided by operating activities	504,399	2,242

Cash flows from investing activities:
Purchase of investment securities available for sale	(250,000)	—
Proceeds from maturities and principal paydowns on investment securities available for sale	282,531	540,940
Net change in certificates of deposit	(195,547)	(295,000)
Net increase in loans to customers	(1,711,094)	(72,136)
Capital expenditures	(17,961)	(14,430)

Net cash provided (used) by investing activities	(1,892,071)	159,374

Cash flows from financing activities:
Advances from Federal Home Loan Bank	—	500,000
Repayment of advances from Federal Home Loan Bank	(250,000)	(250,000)
Net change in short term borrowings	(200,000)	—
Net increase in deposits	1,254,626	226,154
Proceeds from issuance of common stock, net of offering costs	1,498,276	—
Capitalization of MHC	(25,000)	—
Cash provided to ESOP for purchases of shares	(172,620)	—

Net cash provided by financing activities	2,105,282	476,154

Net increase in cash and cash equivalents	717,610	637,770

Cash and cash equivalents, beginning of period	2,012,487	3,413,330

Cash and cash equivalents, end of period	$2,730,097	$4,051,100

Supplementary cash flow information:
Cash paid during the period for:
Interest	$541,467	$611,611
Taxes	$79,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

1.	Basis of Presentation

The financial information included herein presents the financial condition and results of operations for Auburn Bancorp, Inc. and its wholly-owned subsidiary, Auburn Savings Bank, FSB. as of September 30, 2008, and for the interim periods ended September 30, 2008 and 2007. The financial information is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments that are necessary to make the financial statements not misleading for a fair presentation. The results shown for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008 included in the Company’s annual report on Form 10-K (File No. 000-53370).

Since the reorganization discussed in Note 2 was effective on August 15, 2008, the June 30, 2008 financial statements do not include the holding company, Auburn Bancorp, Inc.

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

On January 11, 2008, the Board of Directors of Auburn Savings Bank (the “Bank”) adopted a Plan of Reorganization From a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”) under which Auburn Savings Bank reorganized into a mutual holding company structure. As part of the reorganization, Auburn Savings Bank converted to a federal stock savings bank and became a wholly-owned subsidiary of Auburn Bancorp, Inc. (the “Company”), and the Company became a majority-owned subsidiary of Auburn Mutual Holding Company (the “MHC”). In addition, the Company conducted a stock offering pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision (“OTS”). Following completion of the reorganization and stock offering, the MHC owns 55.0% of the outstanding common stock of the Company and the minority public shareholders own 45.0%. Shares of the Company’s common stock were offered on a first priority basis in a subscription offering to eligible account holders, tax-qualified employee plans, and other members. Shares remaining after the conclusion of the subscription offering were offered for sale in a community offering. So long as the MHC is in existence, the MHC will be required to own at least a majority of the voting stock of the Company.

Net proceeds of $1.5 million were raised in the stock offering, after deduction of expenses of $766,000 and excluding $25,000 used to capitalize the MHC and $173,000 which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”), enabling the ESOP to purchase 17,262 shares of common stock in the offering, equal to 3.43% of the shares of common stock sold in the stock offering, for the benefit of the Bank’s employees.

The Company may not declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of Auburn Savings Bank to be reduced below the amount required under OTS rules and regulations.

Auburn Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “ABBB.”

3.	Impact of Recent Accounting Standards

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Bank’s 2009 fiscal year, with early adoption permitted for the Bank’s 2008 fiscal year, provided that the Bank also adopts SFAS No. 157 for fiscal year 2008. Management is currently evaluating the potential impacts of adopting this Statement on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Bank on July 1, 2008, with earlier adoption permitted for fiscal year 2008, and is not expected to have a material impact on the Bank’s financial statements. In February 2008, FASB issued FASB Staff Position (FSP) FAS No. 157-2 which delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities. In October 2008, FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133. SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133. SFAS No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The disclosures required by SFAS No. 161 better convey the purpose of derivative use in terms of the risk that the entity is intending to manage, the fair values of the derivative instruments and their gains and losses in a tabular format, as well as information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect implementation of SFAS No. 161 to have a material impact on the financial statements of the Company.

4.	Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the adjusted weighted-average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Net income per common share is not applicable for the three months ended September 30, 2007, as the Company did not become a public entity until August 15, 2008.

Net income per common share for the three months ended September 30, 2008 is based upon net income of $7,065 and weighted-average shares outstanding of 257,112, less average ESOP shares not yet committed to be released of 8,768, or 248,344.

5.	Employee Stock Ownership Plan

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Expense related to the ESOP totaled approximately $2,000 for the three months ended September 30, 2008. The fair value of the unallocated shares as of September 30, 2008 was $176,936.

6.	Impairment Writedown on Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SEC Staff Accounting Bulletin No. 59, “Accounting for Non-current Marketable Securities”, the Company determined that it would write-down investments in Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) common stock in the quarter ended September 30, 2008 as a result of the appointment of the Federal Housing Finance Agency as conservator over both of the entities. The amount of the other-than-temporary impairment charge was $60,000, the total amount of such FNMA and FHLMC common stock on the Company’s books at that date.

The Company did not record a tax benefit in connection with the impairment of its FNMA and FHLMC common stock. Although the Company would realize a capital loss if it sells the FNMA and FHLMC common stock, such capital loss would result in a tax benefit to the Company only to the extent the capital loss can be used to reduce capital gains available during the applicable carryback and carryforward periods. The Company does not expect those capital gains to be material in relation to the amount of the other-than-temporary impairment charge.

7.	Fair Value Measurement

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at September 30, 2008, Using
	September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$1,332,623	$—	$1,332,623	$—

The Company does not have any assets and liabilities measured at fair value on a non-recurring basis at September 30, 2008.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans. We focus on providing our products and services to two segments of customers: individuals and businesses.

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. Short-term interest rates (which influence the rates we pay on deposits) have until recently increased, while longer-term interest rates (which influence the rates we earn on loans) have not. The narrowing of the spread between the interest we earn on loans and investments and the interest we pay on deposits would negatively affect our net interest income. A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services. The majority of our non-interest income generally comes from loan servicing fees and service charges on deposit accounts, as well as gains on sales of loans.

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

Forward-Looking Statements

Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.” These forward-looking statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks related to the Company’s continued ability to originate quality loans, fluctuation in interest rates, real estate conditions in the Company’s lending areas, changes in the securities or financial markets, changes in loan delinquency and charge-off rates, general and local economic conditions, the Company’s continued ability to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements, and changing regulatory requirements. For more information about these factors, please see our recent Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. At September 30, 2008, we had no impaired loans as defined by Statement of Financial Accounting Standards No. 114 and, therefore, there is no established valuation allowance for impaired loans.

Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in our loan portfolio at this time. However, no assurances can be given that the level of the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

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

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

Total Assets. Total assets increased by $2.0 million, or 3.0%, from $66.3 million at June 30, 2008 to $68.3 million at September 30, 2008. This increase was largely the result of an increase of $1.5 million in the loan portfolio as well as the infusion of cash from the stock offering, offset by the payment of offering expenses that had been deferred at June 30, 2008.

Cash and Cash Equivalents. Cash and correspondent bank balances increased by $718,000, or 35.7%, from $2.0 million at June 30, 2008 to $2.7 million at September 30, 2008. This increase was primarily the result of the larger demand deposit accounts and the infusion of cash from the stock offering.

Certificates of Deposit. Certificate of deposit balances at other banks increased by $196,000, or 8.7%, from $2.3 million at June 30, 2008 to $2.5 million at September 30, 2008 due to an increase in certificates of deposit held. Certificates were purchased at a discount and at rates favorable to those of U.S. treasuries and agency obligations, which should enhance the Bank’s net interest margin.

Securities Available for Sale. Securities available for sale totaled $1.3 million at September 30, 2008, a decrease of $101,000, or 7.1%, from $1.4 million at June 30, 2008. This decrease was primarily the result of an impairment writedown of the remaining book value of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) common stock which totaled $60,000 and regular principal payments on investments, offset by the purchase of additional investments.

Net Loans. Net loans increased $1.5 million, or 2.7%, from $56.7 million at June 30, 2008 to $58.2 million at September 30, 2008. The majority of growth has been in residential mortgage loans, which increased $1.2 million, or 3.9%. The increase is due primarily from a combination of increased interest from consumers in lower rate Adjustable Rate Mortgage loan products and investment in non-owner occupied real estate loans. Commercial real estate loans increased $336,000, or 3.3%, home equity loans increased $252,000, or 2.3%, commercial loans decreased $106,000, or 5.0%, and consumer installment loans increased $124,000, or 23.9%. This growth was offset by a decrease in construction loans of $206,000, or 28.2%.

Deposits and Borrowed Funds. Deposits increased $1.3 million, or 2.7%, from $46.1 million at June 30, 2008 to $47.3 million at September 30, 2008. Demand accounts increased $663,000, or 22.0%. The increase in demand accounts was due to new commercial checking accounts together with fluctuations in balances of existing commercial checking accounts. Money market accounts increased $358,000, or 3.7%, NOW checking accounts increased $22,000, or 1.1%, savings accounts decreased $139,000, or 4.5%, certificates of deposit increased $351,000, or 1.2%. Total borrowings from the Federal Home Loan Bank of Boston (“FHLB”) decreased $450,000, or 2.9%, from $15.4 million as of June 30, 2008 to $14.9 million as of September 30, 2008 as proceeds from the stock offering precluded the need for additional borrowings and certain existing FHLB borrowings were repaid..

Total Stockholders’ Equity. Total equity increased $1.3 million, or 28.7%, to $5.8 million at September 30, 2008, from $4.5 million at June 30, 2008, primarily as a result of the $1.5 million net capital infusion from the stock offering, offset by a $173,000 loan to the ESOP and $25,000 to capitalize net MHC.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and September 30, 2007

Net Income. Net income decreased $29,000, or 80%, to $7,000 for the three months ended September 30, 2008 compared to net income of $36,000 for the three months ended September 30, 2007. The decrease was primarily the result of an impairment write-down of $60,000 on investments in FNMA and FHLMC common stock. Without this write down, our net income for the quarter would have been $67,000, an increase of 86% over net income for the three months ended September 30, 2007.

Net Interest Income. Net interest income increased $95,000, or 24.0%, from $395,000 in the three months ended September 30, 2007 to $490,000 in the three months ended September 30, 2008.

Interest and Dividend Income. Interest income increased $24,000, or 2.4%, to $1.03 million for the three months ended September 30, 2008 from $1.01 million for the comparable period of 2007. This increase was due principally to increased volume of loans, offset by a decrease in the average yield on interest-earning assets. Interest income on loans increased by $50,000, which was offset by a decrease in interest income on securities and interest-bearing deposits of $18,000 and a decrease in dividends on FHLB stock of $8,000. The average yield on the loan portfolio decreased from 6.99% for the three months ended September 30, 2007 to 6.78% for the three months ended September 30, 2008. The average yield on investment securities, including FHLB stock, and interest-bearing deposits decreased from 5.07% for the three months ended September 30, 2007 to 4.19% for the three months ended September 30, 2008.

Interest Expense. Interest expense decreased by $71,000, or 11.6%, to $541,000 for the three months ended September 30, 2008 from $612,000 for the comparable period of 2007. The decrease was due to lower cost of funds. While average deposit balances increased $1.7 million, or 3.8%, the average cost of these deposits decreased from 4.10% to 3.16%. Average borrowings from FHLB increased from $12.8 million to $15.1 million, an increase of $2.2 million, or 17.5%. However, the average cost of the borrowings decreased from 5.48% to 5.07%.

Provision for Loan Losses. Our provision for loan losses increased from a negative provision of $3,000 for the three months ended September 30, 2007 to a positive provision of $19,000 for the three months ended September 30, 2008. There were no loans charged off during the three months ended September 30, 2007 or 2008. The allowance for loan losses of $364,000 at September 30, 2008 represented 0.62% of total loans, compared to an allowance of $346,000, representing 0.61% of total loans at June 30, 2008. Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to, “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income decreased $14,000, or 38.2%, to $22,000 for the three months ended September 30, 2008, compared to $36,000 for the three months ended September 30, 2007. This decrease was primarily the result of fair value adjustments on the Bank’s interest rate cap and floor agreements.

Non-interest Expense. Non-interest expenses increased $73,000, or 19.0%, to $456,000 for the three months ended September 30, 2008, compared to $383,000 for the three months ended September 30, 2007. The increase was primarily attributable to the impairment write-down of $60,000 on investments in FNMA and FHLMC common stock. Salaries and benefits, computer charges and other operating expenses also increased commensurate with the growth of the Company.

Income Taxes. Income tax expense was $31,000 for the three months ended September 30, 2008, reflecting an effective tax rate of 81.5%, compared to $15,000 for the three months ended September 30, 2008, an effective tax rate of 30.1%. The increase in income taxes and the effective tax rate are due to the fact that, but for the impairment write-off of $60,000 of FNMA and FHLMC common stock during the three months ended September 30, 2008, the Company’s income would have been significantly higher than for the three months ended September 30, 2007. The Company did not record a tax benefit associated with the impairment write-off and does not expect to realize a material tax benefit in connection with the impairment of this stock.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $2.7 million, including interest-earning deposits of $1.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.3 million at September 30, 2008. At September 30, 2008, we had $14.9 million of outstanding borrowings from FHLB, and the ability to borrow an additional $7.6 million.

At September 30, 2008, we had $2.2 million in loan commitments outstanding and $3.6 million in unused lines of credit.

Certificates of deposit due to mature within one year of September 30, 2008 totaled $20.2 million, or 42.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

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

Capital Resources

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well-capitalized” under regulatory guidelines.

The capital from the recent stock offering increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including repaying a portion of our borrowings. Our financial condition and results of operations will be enhanced by the capital from the reorganization, resulting in increased net interest-earning assets and net income. However, due to the increase in equity resulting from the capital raised in the stock offering, return on equity is adversely affected as a result of the reorganization.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

The Company’s chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the period covered by this quarterly report, there were no changes in the Company’s internal controls that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, involve amounts believed by management to be immaterial to the consolidated financial condition and results of operations of the Company.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2008, Auburn Savings Bank, FSB (the “Bank”) completed its mutual holding company reorganization and Auburn Bancorp, Inc. (the “Company”) completed its initial public offering. In connection with the reorganization and public offering, the Bank formed Auburn Bancorp, MHC (the “MHC”), as a federally chartered mutual holding company, the Company issued 276,806 shares of unregistered common stock to the MHC, representing 55.0% of the Company’s outstanding stock, and the Company received from the MHC 1,000 shares of the Bank’s common stock, representing 100% of the Bank’s outstanding common stock. The shares held by the MHC were issued pursuant to the exemption from registration set forth under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

On November 14, 2008, we issued a press release announcing our financial results for the three months ended September 30, 2008. A copy of the press release is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information contained in Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Exchange Act of 1934 or the Securities Act of 1933, except as expressly set forth by specific reference in such a filing.

ITEM 6.          EXHIBITS

Exhibit Number	Exhibit Description

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan **

3.1	Charter of Auburn Bancorp, Inc. **

3.2	Bylaws of Auburn Bancorp, Inc. **

4.1	Specimen Stock Certificate of Auburn Bancorp, Inc. **

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 14, 2008

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

Auburn Bancorp, Inc.
(Registrant)

Date: November 14, 2008	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Rachel A. Haines
Rachel A. Haines
Principal Financial Officer