Form 10-Q
period 2008-12-31
Auburn Bancorp, Inc.
filed 2009-02-13
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐ No*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Common Stock, $0.01 par value, 503,284 shares outstanding as of February 13, 2009.

AUBURN BANCORP, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
December 31, 2008

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

AUBURN BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2008 (Unaudited) and June 30, 2008

ASSETS

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)

Cash and due from banks	$1,047,342	$1,782,970
Interest-earning deposits	242,819	229,517
Total cash and cash equivalents	1,290,161	2,012,487

Certificates of deposit	6,017,854	2,257,504

Investment securities available for sale, at fair value	1,301,803	1,433,732

Federal Home Loan Bank stock, at cost	954,200	901,100

Loans held for sale	230,274	—

Loans	59,957,198	57,021,649
Less allowance for loan losses	(373,418)	(345,550)
Net loans	59,583,780	56,676,099

Property and equipment, net	1,950,604	1,945,233

Foreclosed real estate	309,240	87,383
Accrued interest receivable:
Investments	27,048	23,725
Mortgage-backed securities	1,756	2,034
Loans	237,618	249,547
Prepaid expenses and other assets	176,257	710,448

Total assets	$72,080,595	$66,299,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$48,429,414	$46,073,155
Federal Home Loan Bank advances	17,650,000	15,350,000
Accrued interest and other liabilities	126,067	269,752
Deferred income taxes	74,844	88,786
Total liabilities	66,280,325	61,781,693

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at December 31, 2008, none at June 30, 2008	5,033	—
Additional paid-in-capital	1,471,203	—
Retained earnings	4,552,800	4,566,433
Accumulated other comprehensive loss	(60,469)	(48,834)
Unearned compensation (ESOP shares)	(168,297)	—
Total stockholders’ equity	5,800,270	4,517,599

Total liabilities and stockholders’ equity	$72,080,595	$66,299,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Three Months Ended December 31, 2008 and 2007 (Unaudited)

	Three Months Ended December 31,
	2008	2007
	(Unaudited)
Interest and dividend income:
Interest on loans	$944,052	$934,431
Interest on investments and other interest-earning deposits	62,714	66,317
Dividends on Federal Home Loan Bank stock	5,663	14,763
Total interest and dividend income	1,012,429	1,015,511

Interest expense:
Interest on deposits and escrow accounts	353,983	431,111
Interest on Federal Home Loan Bank advances	184,763	179,682
Total interest expense	538,746	610,793

Net interest income	473,683	404,718

Provision for (recovery of) loan losses	28,029	(4,512)

Net interest income after provision for (recovery of) loan losses	445,654	409,230

Non-interest income:
Net gain on sales of loans	2,389	4,681
Other non-interest income	29,123	36,052
Total non-interest income	31,512	40,733

Non-interest expenses:
Salaries and employee benefits	232,806	219,666
Occupancy expense	31,472	25,364
Depreciation	25,882	25,110
Federal insurance premiums	7,110	1,286
Computer charges	38,071	36,017
Advertising expense	11,363	12,170
Consulting expense	10,822	9,909
Other operating expenses	142,169	52,183
Total non-interest expenses	499,695	381,705

Income (loss) before income taxes	(22,529)	68,258

Income tax expense (benefit)	(4,600)	20,300

Net income (loss)	$(17,929)	$47,958

Net income (loss) per common share	$(.04)	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
Six Months Ended December 31, 2008 and 2007 (Unaudited)

	Six Months Ended December 31,
	2008	2007
	(Unaudited)

Interest and dividend income:
Interest on loans	$1,919,975	$1,860,600
Interest on investments and other interest-earning deposits	111,206	132,829
Dividends on Federal Home Loan Bank stock	12,496	29,366
Total interest and dividend income	2,043,677	2,022,795

Interest expense:
Interest on deposits and escrow accounts	703,947	867,358
Interest on Federal Home Loan Bank advances	375,800	355,248
Total interest expense	1,079,747	1,222,606

Net interest income	963,930	800,189

Provision for (recovery of) loan losses	46,603	(7,024)

Net interest income after provision for (recovery of) loan losses	917,327	807,213

Non-interest income:
Net gain on sales of loans	4,844	9,325
Other non-interest income	49,070	67,644
Total non-interest income	53,914	76,969

Non-interest expenses:
Salaries and employee benefits	445,783	429,715
Occupancy expense	60,118	52,066
Depreciation	50,913	51,931
Federal insurance premiums	10,497	2,559
Computer charges	79,480	73,319
Advertising expense	20,382	23,225
Consulting expense	20,472	18,975
Impairment write-down on investment securities available for sale	60,270	—
Other operating expenses	207,591	112,899
Total non-interest expenses	955,506	764,689

Income before income taxes	15,735	119,493

Income tax expense	26,600	35,700

Net income (loss)	$(10,865)	$83,793

Net income (loss) per common share	$(.03)	N/A

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended December 31, 2008 and 2007 (Unaudited)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Unearned Compensation (ESOP Shares)	Total

Balance, June 30, 2007	$-	$-	$4,362,193		$(12,392)	$-		$4,349,801

Comprehensive income
Net income	-	-	83,793		-	-		83,793
Other comprehensive loss
Unrealized holding loss on securities, net of taxes of $(3,034)	-	-	-		(5,890)	-		(5,890)

Total comprehensive income	-	-	83,793		(5,890)	-		77,903

Effect of adoption of SFAS No. 156, net of tax effect of $17,812	-	-	53,441		-	-		53,441

Balance, December 31, 2007	$-	$-	$4,499,427		(18,282)	-		$4,481,145
				$			$

Balance, June 30, 2008	$-	$-	$4,566,433		$(48,834)	$-		$4,517,599

Comprehensive loss
Net loss	-	-	(10,865)		-	-		(10,865)
Other comprehensive loss
Unrealized holding loss on securities, net of taxes of $(26,485)	-	-	-		(51,413)	-		(51,413)
Less reclassification adjustment for items included in net income, net of taxes of $20,492	-	-	-		39,778	-		39,778

Total comprehensive loss	-	-	(10,865)		(11,635)	-		(22,500)

Shares issued in public offering, net of offering costs of $766,504 (226,478 shares)	2,265	1,496,011	-		-	-		1,498,276
Shares issued to MHC (276,806 shares)	2,768	-	(2,768)		-	-		-
Capitalization of MHC	-	(25,000)	-		-	-		(25,000)
Shares purchased by ESOP (17,262 shares)	-	-	-		-	(172,620)		(172,620)
Common stock held by ESOP committed to be released (432 shares)	-	192	-		-	4,323		4,515

Balance, December 31, 2008	$5,033	$1,471,203	$4,552,800		$(60,469)	$(168,297)		$5,800,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2008 and 2007 (Unaudited)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(10,865)	$83,793
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	50,913	51,931
Net accretion of discounts on investment securities available for sale	(8,139)	(76)
Provision for (recovery of) loan losses	46,603	(7,024)
Loss on disposal of property and equipment	615	-
Deferred income tax benefit	(7,949)	(61,706)
Other-than-temporary impairment on investment securities available for sale	60,270	-
Gain on sales of loans	(4,844)	(9,325)
ESOP compensation expense	4,515	-
Increase in loans held for sale	(230,274)	-
Net decrease (increase) in prepaid expenses and other assets	564,685	(167,201)
Net decrease in accrued interest receivable	8,884	2,207
Net increase (decrease) in accrued interest payable and other liabilities	(143,685)	125,299

Net cash provided by operating activities	330,729	17,898

Cash flows from investing activities:
Purchase of investment securities available for sale	(250,000)	(576,519)
Proceeds from maturities and principal paydowns on investment securities available for sale	312,170	1,225,574
Net change in certificates of deposit	(3,760,350)	(1,371,150)
Net increase in loans to customers	(3,201,791)	(1,693,170)
Purchase of Federal Home Loan Bank stock	(53,100)	-
Capital expenditures	(56,899)	(19,611)

Net cash used in investing activities	(7,009,970)	(2,434,876)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	500,000	1,521,000
Repayment of advances from Federal Home Loan Bank	(1,000,000)	(771,000)
Net change in short term borrowings	2,800,000	-
Net increase in deposits	2,356,259	111,840
Proceeds from issuance of common stock, net of offering costs	1,498,276	-
Capitalization of MHC	(25,000)	-
Cash provided to ESOP for purchases of shares	(172,620)	-

Net cash provided by financing activities	5,956,915	861,840

Net decrease in cash and cash equivalents	(722,326)	(1,555,138)

Cash and cash equivalents, beginning of period	2,012,487	3,413,330

Cash and cash equivalents, end of period	$1,290,161	$1,858,192

Supplementary cash flow information:
Cash paid during the period for:
Interest	$1,078,939	$1,227,932
Taxes	$97,240	$10,000
Transfer of loans to foreclosed real estate	$221,857	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

1.	Basis of Presentation

The financial information included herein presents the financial condition and results of operations for Auburn Bancorp, Inc. and its wholly-owned subsidiary, Auburn Savings Bank, FSB as of December 30, 2008, and for the interim periods ended December 31, 2008 and 2007.  The financial information is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments that are necessary to make the financial statements not misleading for a fair presentation. The results shown for the six months ended December 30, 2008 and 2007 are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008 included in the Company’s annual report on Form 10-K (File No. 000-53370).

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of foreclosed real estate. In connection with the determination of these estimates,   management obtains independent appraisals for significant properties.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on July 1, 2008, with earlier adoption permitted for fiscal year 2008, and is not expected to have a material impact on the Company’s financial statements. In February 2008, FASB issued FASB Staff Position (FSP) FAS No. 157-2 which delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities.  In October 2008, FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

On February 15, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Company’s 2009 fiscal year, with early adoption permitted for the Company’s 2008 fiscal year, provided that the Company also adopts SFAS No. 157 for fiscal year 2008. Management is currently evaluating the potential impacts of adopting this Statement on the Company’s financial statements.

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

4.	Income (Loss) Per Share

Basic income (loss) per share is determined by dividing net income (loss) available to common stockholders by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Net income per common share is not applicable for the three or six months ended December 31, 2007, as the Company did not become a public entity until August 15, 2008.

Net income (loss) per common share for the three and six months ended December 31, 2008 is based on the following:

	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008

Net loss	$(17,929)	$(10,865)

Weighted average common shares outstanding	503,284	380,198
Less: Average unallocated ESOP shares	(17,083)	(12,934)

Adjusted weighted average common shares outstanding	486,201	367,264

Loss per common share	$(0.04)	$(0.03)

5.	Comprehensive Income or Loss

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income or loss.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss.

The components of other comprehensive income (loss) and related tax effects for the three and six months ended December 31, 2008 and 2007 are as follows:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007

Net income (loss)	$(17,929)	$47,958	$(10,865)	$83,793
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale arising during the period	(7,521)	(15,780)	(77,898)	(8,924)
Reclassification adjustment for items included in net income (loss)	-	-	60,270	-
Tax effect	2,557	5,365	5,993	3,034
Other comprehensive loss, net of tax	(4,964)	(10,415)	(11,635)	(5,890)
Total comprehensive income (loss)	$(22,893)	$37,543	$(22,500)	$77,903

6.	Employee Stock Ownership Plan

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Expense related to the ESOP for the three and six months ended December 31, 2008 totaled approximately $2,000 and $5,000, respectively.  The fair value of the unallocated shares as of December 31, 2008 was $172,508.

7.	Impairment Write-Down on Investment Securities

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SEC Staff Accounting Bulletin No. 59, “Accounting for Non-current Marketable Securities”, the Company determined that it would write down its investments in Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) common stock in the quarter ended September 30, 2008 as a result of the appointment of the Federal Housing Finance Agency as conservator over both of the entities.  The amount of the other-than-temporary impairment charge was $60,270, the total amount of such FNMA and FHLMC common stock on the Company’s books at that date.

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

8.	Fair Value Measurement

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

The balances of financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at December 31, 2008, Using
	December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$1,301,803	$—	$1,301,803	$—

The Company used the following methods and significant assumptions to estimate fair value:

Securities available for sale (market approach): The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

The Company does not have any assets and liabilities measured at fair value on a non-recurring basis at December 31, 2008.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.   At December 31, 2008, we had no impaired loans as defined by Statement of Financial Accounting Standards No. 114 and, therefore, there is no established valuation allowance for impaired loans.

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

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

           Total Assets. Total assets increased by $5.8 million, or 8.7%, from $66.3 million at June 30, 2008 to $72.1 million at December 31, 2008. This increase was largely the result of an increase of $3.1 million in the loan portfolio as well as an increase of $3.8 million in certificate of deposit investments, offset by a reduction of cash.

Cash and Cash Equivalents. Cash and correspondent bank balances decreased by $722,000, or 35.9%, from $2.0 million at June 30, 2008 to $1.3 million at December 31, 2008.  This decrease was primarily the result of the increase in loan originations exceeding the increase in deposits.

Certificates of Deposit. Certificate of deposit balances at other banks increased by $3.8 million, or 166.6%, from $2.3 million at June 30, 2008 to $6.0 million at December 31, 2008.  Certificates with a maximum maturity of 12 months were purchased using low cost FHLB advances with a maturity of less than 12 months.  The Company anticipates this strategy should enhance the Company’s net interest margin, provided that it is able to achieve a higher return on these funds that the cost of borrowing the funds from the FHLB.

Securities Available for Sale. Securities available for sale totaled $1.3 million at December 31, 2008, a decrease of $132,000, or 9.2%, from $1.4 million at June 30, 2008. This decrease was primarily the result of an impairment write-down of the remaining book value of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) common stock which totaled $60,000 and regular principal payments on investments, offset by the purchase of additional investments.

Net Loans.  Net loans, including loans held for sale, increased $3.1 million, or 5.5%, from $56.7 million at June 30, 2008 to $59.8 million at December 31, 2008. The majority of growth has been in residential mortgage loans, which increased $1.8 million, or 5.6%. The increase is primarily due to increased interest from consumers in lower rate fixed and adjustable rate mortgage loan products on owner occupied 1-4 family property.  Commercial real estate loans increased $645,000, or 6.3%, home equity loans increased $242,000, or 2.2%, commercial loans increased $104,000, or 5.0%, and consumer installment loans increased $107,000, or 20.6%.

Deposits and Borrowed Funds. Deposits increased $2.4 million, or 5.1%, from $46.1 million at June 30, 2008 to $48.4 million at December 31, 2008. Demand accounts increased $646,000, or 21.4%.  The increase in demand accounts was mainly due to balances in new IOLTA checking accounts offset by fluctuations in existing checking accounts.  NOW checking accounts increased $24,000, or 1.1%, and certificates of deposit increased $2.2 million, or 7.6%.  The increase in certificates of deposit was due primarily to promotional rates offered on 6 month and 1-year certificates during the months of September and October.  Money market accounts decreased $153,000, or 1.6% and savings accounts decreased $320,000 or 10.4%.

Total borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $2.3 million, or 15.0%, from $15.4 million at June 30, 2008 to $17.7 million at December 31, 2008.  The increase was primarily due to a balance sheet management strategy of borrowing short term advances at low rates to purchase certificate of deposit investments at a higher rate.

Total Stockholders’ Equity. Total equity increased $1.3 million, or 28.4%, to $5.8 million at December 31, 2008, from $4.5 million at June 30, 2008, primarily as a result of the $1.5 million net capital infusion from the stock offering, offset by a $173,000 loan to the ESOP and $25,000 to capitalize the MHC.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and December 31, 2007

Net Income (Loss). Net income decreased $66,000, or 137.4%, to a net loss of $18,000 for the three months ended December 31, 2008 compared to net income of $48,000 for the three months ended December 31, 2007. The decrease was primarily the result of additional expenses of the Company as a result of becoming public.

Net Interest Income. Net interest income increased $69,000, or 17.0%, from $405,000 for the three months ended December 31, 2007 to $474,000 for the three months ended December 31, 2008.

Interest and Dividend Income. Interest income decreased $3,000, or 0.3%, from the three months ended December 31, 2007 to $1.0 million for the three months ended December 31, 2008.  This decrease was due principally to a decrease in the average yield on interest-earning assets. Interest income on loans increased by $10,000 due to the increase in volume, but was more than offset by a decrease in interest income on securities and interest-earning deposits of $4,000 and a decrease in dividends on FHLB stock of $9,000. The average yield on the loan portfolio decreased from 6.98% for the three months ended December 31, 2007 to 6.40% for the three months ended December 31, 2008. The average yield on investments, including securities, FHLB stock and interest-bearing deposits decreased from 5.08% for the three months ended December 31, 2007 to 4.08% for the three months ended December 31, 2008.

Interest Expense. Interest expense decreased by $72,000, or 11.8%, to $539,000 for the three months ended December 31, 2008 from $611,000 for the comparable period of 2007. The decrease was due to lower cost of funds.  While average deposit balances increased, the average cost of these deposits decreased from 4.03% to 3.13%. Average borrowings from FHLB also increased, however, the average cost of the borrowings decreased from 5.48% to 4.83%.

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

	Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

	Volume	Rate	Net change
Interest-earning assets:
Loans	$52,000	$(42,000)	$10,000
Investment securities	(5,000)	(1,000)	(6,000)
Interest-earning deposits	12,000	(19,000)	(7,000)
Total interest-earning assets	$59,000	$(62,000)	$(3,000)
Interest-bearing liabilities:
Savings deposits	$1,000	$(2,000)	$(1,000)
NOW accounts	1,000	5,000	6,000
Money market accounts	10,000	(19,000)	(9,000)
Certificates of deposit	11,000	(84,000)	(73,000)
Total deposits	23,000	(100,000)	(77,000)
Federal Home Loan Bank of Boston advances	18,000	(13,000)	5,000
Total interest-bearing liabilities	$41,000	$(113,000)	$(72,000)
Change in net interest income	$18,000	$51,000	$69,000

Provision for Loan Losses. Our provision for loan losses increased from a negative provision of $5,000 for the three months ended December 31, 2007 to a provision of $28,000 for the three months ended December 31, 2008. Management deemed the increase necessary due to the increase in loan balances, as well as an increase in delinquencies. There were two loans totaling $19,000 charged off during the three months ended December 31, 2008 and none during the comparable period of 2007. The allowance for loan losses of $373,000 at December 31, 2008 represented 0.62% of total loans, compared to an allowance of $346,000, representing 0.61% of total loans at June 30, 2008. Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income decreased $9,000, or 22.6%, to $32,000 for the three months ended December 31, 2008, compared to $41,000 for the three months ended December 31, 2007. This decrease was primarily the result of a $6,000 negative change in the fair value adjustment  on the Bank’s interest rate cap and floor agreements and because the Bank no sold loan agent fees this quarter.

Non-interest Expense. Non-interest expense increased $118,000, or 30.9%, to $500,000 for the three months ended December 31, 2008, compared to $382,000 for the three months ended December 31, 2007. The increase was primarily the result of increases in Company expenses of $35,000 in legal fees, $21,000 in accounting fees, and $10,000 for stockholder communication and meetings due to becoming public.  Salaries and benefits, computer charges and other operating expenses also increased commensurate with the growth of the Company.

Income Taxes. Income tax expense decreased by $25,000 to a tax benefit of $5,000 for the three months ended December 31, 2008, reflecting an effective tax rate of 20.4%, compared to a $20,000 expense for the three months ended December 31, 2007, an effective tax rate of 29.7%. The decrease in income taxes are due to the fact that there was a pre-tax loss of $23,000 for the three months ended December 31, 2008 compared to pre-tax income of $68,000 for the comparable period of 2007.

Comparison of Operating Results for the Six Months Ended December 31, 2008 and December 31, 2007

Net Income (Loss). Net income decreased $95,000, or 113.0%, to a net loss of $11,000 for the six months ended December 31, 2008 compared to net income of $84,000 for the six months ended December 31, 2007. The decrease was primarily due to additional Company expenses as a result of becoming public, partially offset by an increase in net interest income. The Company also recognized an impairment write-down of $60,000 on investments in FNMA and FHLMC common stock during the six months ended December 31, 2008. Without the impairment write-down, net income would have been $49,000 for the period.

Net Interest Income. Net interest income increased $164,000, or 20.5%, from $800,000 for the six months ended December 31, 2007 to $964,000 for the six months ended December 31, 2008.

Interest and Dividend Income. Interest income increased $21,000, or 1.0%, to $2.04 million for the six months ended December 31, 2008 from $2.02 million for the comparable period of 2007. This increase was due principally to an increased volume of loans, offset by a decrease in the average yield on interest-earning assets. Interest income on loans increased by $59,000, which was offset by a decrease in interest income on securities and interest-bearing deposits of $22,000 and a decrease in dividends on FHLB stock of $17,000. The average yield on the loan portfolio decreased from 6.99% for the six months ended December 31, 2007 to 6.59% for the six months ended December 31, 2008. The average yield on investment securities, including FHLB stock decreased from 5.40% for the six months ended December 31, 2007 to 5.07% for the six months ended December 31, 2008. The average yield on interest-earning deposits decreased from 4.80% for the six months ended December 31, 2007 to 3.56% for the six months ended December 31, 2008.

Interest Expense. Interest expense decreased by $143,000, or 11.7%, to $1.1 million for the six months ended December 31, 2008 from $1.2 million for the comparable period of 2007. The decrease was due to lower cost of funds.  While average interest-bearing deposit balances increased, the average cost of these deposits decreased from 4.06% to 3.14%. Average borrowings from FHLB also increased, however, the average cost of the borrowings decreased from 5.48% during the six months ended December 31, 2007  to 4.95% for the comparable period of 2008.

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

	Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007
	Volume	Rate	Net change

Interest-earning assets:
Loans	$151,000	$(92,000)	$59,000
Investment securities	(16,000)	(4,000)	(20,000)
Interest-earning deposits	6,000	(24,000)	(18,000)
Total interest-earning assets	$141,000	$(120,000)	$21,000
Interest-bearing liabilities:
Savings deposits	$2,000	$(1,000)	$1,000
NOW accounts	1,000	7,000	8,000
Money market accounts	10,000	(38,000)	(28,000)
Certificates of deposit	10,000	(154,000)	(144,000)
Total deposits	23,000	(186,000)	(163,000)
Federal Home Loan Bank of Boston advances	47,000	(27,000)	20,000
Total interest-bearing liabilities	$70,000	$(213,000)	$(143,000)
Change in net interest income	$71,000	$93,000	$164,000

Provision for Loan Losses. Our provision for loan losses increased from a negative provision of $7,000 for the six months ended December 31, 2007 to a provision of $47,000 for the six months ended December 31, 2008. Two loans totaling $19,000 were charged off during the six months ended December 31, 2008 and one loan totaling $1,300 was  charged off during the six months ended December 31, 2007. Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income decreased $23,000, or 30.0%, to $54,000 for the six months ended December 31, 2008, compared to $77,000 for the six months ended December 31, 2007. This decrease was primarily the result of fair value adjustments on the Bank’s interest rate cap and floor agreements.

Non-interest Expense. Non-interest expenses increased $191,000, or 25.0%, to $956,000 for the six months ended December 31, 2008, compared to $765,000 for the six months ended December 31, 2007. The increase was primarily attributable to increases in Company expenses of $35,000 in legal fees, $21,000 in accounting fees, and $10,000 for stockholder communication and meetings, as a result of becoming public. In addition, the Company recognized an impairment write-down of $60,000 on investments in FNMA and FHLMC common stock. Salaries and benefits, computer charges and other operating expenses also increased commensurate with the growth of the Company.

Income Taxes. Income tax expense was $27,000 for the six months ended December 31, 2008, reflecting an effective tax rate of 169.0%, compared to $36,000 for the six months ended December 31, 2007, an effective tax rate of 29.9%. The increase in the effective tax rate is due to the fact that the Company did not record a tax benefit associated with the impairment write-down since it does not expect to realize a material tax benefit in connection with the impairment of this stock.  Without the impairment write-down, the Company’s pre-tax income would have been $76,000, resulting in an effective tax rate of 35.0%.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-earning deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $1.3 million, including interest-earning deposits of $243,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.3 million at December 31, 2008, and certificates of deposit at other banks totaled $6.0 million. At December 31, 2008, we had $17.7 million of outstanding borrowings from FHLB, and the ability to borrow an additional $5.5 million.   FHLB Boston has disclosed, in its Quarterly Report on Form 10-Q for the period ended September 30, 2008, that over time, current market trends may have a negative impact on FHLB Boston’s own liquidity.  We are currently exploring additional sources of liquidity that could complement FHLB borrowings in the future.

At December 31, 2008, we had $2.1 million in loan commitments outstanding and $3.6 million in unused lines of credit.

Certificates of deposit due to mature within one year of December 31, 2008 totaled $22.2 million, or 45.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

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

Other than those discussed above, we are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

Capital Resources

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well-capitalized” under regulatory guidelines.

The capital from the recent stock offering increased our liquidity and capital resources. The initial level of liquidity is being reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loan originations and repaying a portion of our borrowings. Due to the increase in equity resulting from the capital raised in the stock offering, return on equity has been adversely affected as a result of the reorganization.

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

The Company’s Annual Meeting of Stockholders was held Tuesday, November 18, 2008.  At the Annual Meeting, M. Kelly Matzen, Allen T. Sterling and Philip R. St. Pierre of the Company were elected as Directors, each to serve for a three-year term and until his or her successor is duly elected and qualified.  The Company’s continuing directors are August M. Berta, Peter E. Chalke and Sharon A. Millett, whose terms expire at the 2009 Annual Meeting of Stockholders, and Bonnie G. Adams and Claire D. Thompson, whose terms expire at the 2010 Annual Meeting of Stockholders.

Also at the Annual Meeting, the stockholders ratified the appointment of Berry, Dunn, McNeil & Parker as the Company’s independent registered public accounting firm for the fiscal year 2009.

A tabulation of the votes cast for, against or withheld and of abstentions and broker non-votes as to each matter presented, including a separate tabulation with respect to each Director nominee, is set forth below:

Proposal 1. Election of three Directors, each for a three-year term.

Director Nominee	For	Withheld
M. Kelly Matzen	418,264 97.7%	10,000 0.3%
Allen T. Sterling	418,264 97.7%	10,000 0.3%
Philip R. St. Pierre	418,264 97.7%	10,000 0.3%

Proposal 2. Ratification of Appointment of Berry, Dunn, McNeil & Parker.

For	428,164
Against	0
Abstain	100

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan **

3.1	Charter of Auburn Bancorp, Inc. **

3.2	Bylaws of Auburn Bancorp, Inc. **

4.1	Specimen Stock Certificate of Auburn Bancorp, Inc. **

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

Auburn Bancorp, Inc.
(Registrant)

Date: February 13, 2009	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer

Date: February 13, 2009	By:	/s/ Rachel A. Haines
Rachel A. Haines
Principal Financial Officer