Form 10-Q
period 2009-03-31
Auburn Bancorp, Inc.
filed 2009-05-15
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $0.01 par value, 503,284 shares outstanding as of May 14, 2009.

AUBURN BANCORP, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
March 31, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1.	FINANCIAL STATEMENTS

AUBURN BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2009 (Unaudited) and June 30, 2008

	March 31, 2009	June 30, 2008
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$1,140,618	$1,782,970
Interest-earning deposits	681,871	229,517
Total cash and cash equivalents	1,822,489	2,012,487

Certificates of deposit	5,330,620	2,257,504

Investment securities available for sale, at fair value	1,206,484	1,433,732

Federal Home Loan Bank stock, at cost	1,095,000	901,100

Loans	61,413,257	57,021,649
Less allowance for loan losses	(380,470)	(345,550)
Net loans	61,032,787	56,676,099

Property and equipment, net	1,931,013	1,945,233

Foreclosed real estate	228,220	87,383

Accrued interest receivable:
Investments	38,055	23,725
Mortgage-backed securities	1,545	2,034
Loans	238,736	249,547

Prepaid expenses and other assets	182,801	710,448

Total assets	$73,107,750	$66,299,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$47,435,925	$46,073,155
Federal Home Loan Bank advances	19,650,000	15,350,000
Accrued interest and other liabilities	133,703	269,752
Deferred income taxes	71,007	88,786
Total liabilities	67,290,635	61,781,693

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at March 31, 2009, none at June 30, 2008	5,033	—
Additional paid-in-capital	1,470,825	—
Retained earnings	4,584,107	4,566,433
Accumulated other comprehensive loss	(83,350)	(48,834)
Unearned compensation (ESOP shares)	(159,500)	—
Total stockholders’ equity	5,817,115	4,517,599

Total liabilities and stockholders’ equity	$73,107,750	$66,299,292

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Interest and dividend income:
Interest on loans	$939,745	$951,511
Interest on investments and other interest-earning deposits	62,972	64,810
Dividends on Federal Home Loan Bank stock	—	13,628
Total interest and dividend income	1,002,717	1,029,949

Interest expense:
Interest on deposits and escrow accounts	297,597	403,121
Interest on Federal Home Loan Bank advances	187,462	193,934
Total interest expense	485,059	597,055

Net interest income	517,658	432,894

Provision for loan losses	7,052	4,410

Net interest income after provision for loan losses	510,606	428,484

Non-interest income:
Net gain on sales of loans	27,527	44,514
Net loss on sale of other assets	(14,754)	—
Other non-interest income	19,108	62,220
Total non-interest income	31,881	106,734

Non-interest expenses:
Salaries and employee benefits	223,717	224,536
Occupancy expense	26,374	26,138
Depreciation	26,915	24,397
Federal deposit insurance premiums	8,770	1,284
Computer charges	37,013	37,728
Advertising expense	22,259	10,999
Consulting expense	16,152	9,405
Other operating expenses	128,745	65,709
Total non-interest expenses	489,945	400,196

Income before income taxes	52,542	135,022

Income tax expense	21,238	40,600

Net income	$31,304	$94,422

Net income per common share	$.06	N/A

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Nine Months Ended March 31, 2009 and 2008 (Unaudited)

	Nine Months Ended March 31,
	2009	2008
	(Unaudited)
Interest and dividend income:
Interest on loans	$2,859,720	$2,812,111
Interest on investments and other interest-earning deposits	174,178	197,639
Dividends on Federal Home Loan Bank stock	12,496	42,994
Total interest and dividend income	3,046,394	3,052,744

Interest expense:
Interest on deposits and escrow accounts	1,001,544	1,270,479
Interest on Federal Home Loan Bank advances	563,262	549,183
Total interest expense	1,564,806	1,819,662

Net interest income	1,481,588	1,233,082

Provision for (recovery of) loan losses	53,655	(2,614)

Net interest income after provision for (recovery of) loan losses	1,427,933	1,235,696

Non-interest income:
Net gain on sales of loans	32,371	53,839
Net loss on sale of other assets	(15,355)	—
Other non-interest income	68,178	129,863
Total non-interest income	85,194	183,702

Non-interest expenses:
Salaries and employee benefits	669,500	654,251
Occupancy expense	86,492	78,204
Depreciation	77,828	76,328
Federal deposit insurance premiums	19,267	3,843
Computer charges	116,492	111,047
Advertising expense	42,641	34,224
Consulting expense	36,624	28,380
Impairment write-down on investment securities available for sale	60,270	—
Other operating expenses	335,733	178,604
Total non-interest expenses	1,444,847	1,164,881

Income before income taxes	68,280	254,517

Income tax expense	47,838	76,300

Net income	$20,442	$178,217

Net income per common share	$.05	N/A

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2008 and 2007 (Unaudited)

	Common Stock	Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensation (ESOP Shares)	Total

Balance, June 30, 2007	$—	$—	$4,362,193	$(12,392)	$—	$4,349,801

Comprehensive income
Net income	—	—	178,217	—	—	178,217
Other comprehensive loss
Unrealized holding loss on securities, net of taxes of $(30,545)	—	—	—	(59,293)	—	(59,293)

Total comprehensive income	—	—	178,217	(59,293)	—	118,924

Effect of adoption of SFAS No. 156, net of tax effect of $17,812	—	—	53,437	—	—	53,437

Balance, March 31, 2008	$—	$—	$4,593,847	$(71,685)	$—	$4,522,162

Balance, June 30, 2008	$—	$—	$4,566,433	$(48,834)	$—	$4,517,599

Comprehensive loss
Net income	—	—	20,442	—	—	20,442
Other comprehensive loss
Unrealized holding loss on securities, net of taxes of $(38,273)	—	—	—	(74,294)	—	(74,294)
Less reclassification adjustment for items included in net income, net of taxes of $20,492	—	—	—	39,778	—	39,778

Total comprehensive loss	—	—	20,442	(34,516)	—	(14,074)

Shares issued in public offering, net of offering costs of $766,504 (226,478 shares)	2,265	1,496,011	—	—	—	1,498,276
Shares issued to MHC (276,806 shares)	2,768	—	(2,768)	—	—	—
Capitalization of MHC	—	(25,000)	—	—	—	(25,000)
Shares purchased by ESOP (17,262 shares)	—	—	—	—	(172,620)	(172,620)
Common stock held by ESOP committed to be released (1,312 shares)	—	(186)	—	—	13,120	12,934

Balance, March 31, 2009	$5,033	$1,470,825	$4,584,107	$(83,350)	$(159,500)	$5,817,115

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2009 and 2008 (Unaudited)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$20,442	$178,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77,828	76,328
Net accretion of discounts on investment securities available for sale	(9,931)	(2,169)
Provision for (recovery of) loan losses	53,655	(2,614)
Deferred income tax benefit	—	17,620
Other-than-temporary impairment on investment securities available for sale	60,270	—
Gain on sales of loans	(32,371)	(53,839)
ESOP compensation expense	12,934	—
Net decrease (increase) in prepaid expenses and other assets	569,130	(165,772)
Net decrease (increase) in accrued interest receivable	(3,030)	9,624
Net increase (decrease) in accrued interest payable and other liabilities	(136,049)	42,834

Net cash provided by operating activities	612,878	100,229

Cash flows from investing activities:
Purchase of investment securities available for sale	(250,000)	(576,519)
Proceeds from sales of investment securities available for sale	—	1,258,630
Proceeds from maturities and principal paydowns on investment securities available for sale	374,614	117,701
Proceeds from sale of other real estate owned	70,057	—
Net change in certificates of deposit	(3,073,116)	(1,762,327)
Net increase in loans to customers	(4,630,349)	(1,714,438)
Purchase of Federal Home Loan Bank stock	(193,900)	—
Capital expenditures	(63,608)	(20,264)

Net cash used in investing activities	(7,766,302)	(2,697,217)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	4,500,000	3,021,000
Repayment of advances from Federal Home Loan Bank	(3,000,000)	(771,000)
Net change in short term borrowings	2,800,000	—
Net increase in deposits	1,362,770	504,435
Proceeds from issuance of common stock, net of offering costs	1,498,276	—
Capitalization of MHC	(25,000)	—
Cash provided to ESOP for purchases of shares	(172,620)	—
Increase in reorganization costs	—	(281,725)

Net cash provided by financing activities	6,963,426	2,472,710

Net decrease in cash and cash equivalents	(189,998)	(124,278)

Cash and cash equivalents, beginning of period	2,012,487	3,413,330

Cash and cash equivalents, end of period	$1,822,489	$3,289,052

Supplementary cash flow information:
Cash paid during the period for:
Interest	$1,564,982	$1,820,259
Taxes	$120,143	$19,800
Transfer of loans to foreclosed real estate	$197,951	$—

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

1.	Basis of Presentation

The financial information included herein presents the financial condition and results of operations for Auburn Bancorp, Inc. and its wholly-owned subsidiary, Auburn Savings Bank, FSB as of March 31, 2009 and for the interim periods ended March 31, 2009 and 2008. The financial information is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments that are necessary to make the financial statements not misleading for a fair presentation. The results shown for the nine months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008 included in the Company’s annual report on Form 10-K (File No. 000-53370).

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

On January 11, 2008, the Board of Directors of Auburn Savings Bank (the “Bank”) adopted a Plan of Reorganization From a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”) under which Auburn Savings Bank reorganized into a mutual holding company structure. As part of the reorganization, Auburn Savings Bank converted to a federal stock savings bank and became a wholly-owned subsidiary of Auburn Bancorp, Inc. (the “Company”), and the Company became a majority-owned subsidiary of Auburn Mutual Holding Company (the “MHC”). In addition, the Company conducted a stock offering pursuant to the laws of the United States of America and the rules and regulations of the Office of Thrift Supervision (“OTS”). Following completion of the reorganization and stock offering, the MHC owns 55.0% of the outstanding common stock of the Company and the minority public shareholders own 45.0%. Shares of the Company’s common stock were offered on a first priority basis in a subscription offering to eligible account holders, tax-qualified employee plans, and other members of the Bank. Shares remaining after the conclusion of the subscription offering were offered for sale in a community offering. So long as the MHC is in existence, the MHC will be required to own at least a majority of the voting stock of the Company.

Net proceeds of $1.5 million were raised in the stock offering, after deduction of expenses of $766,000 and excluding $25,000 used to capitalize the MHC and $173,000 which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”), enabling the ESOP to purchase 17,262 shares of common stock in the stock offering, equal to 3.43% of the shares of common stock sold in the stock offering, for the benefit of the Bank’s employees.

The Company may not declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of Auburn Savings Bank to be reduced below the amount required under OTS rules and regulations.

Auburn Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “ABBB.”

3.	Impact of Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for the Company on July 1, 2008, with earlier adoption permitted for fiscal year 2008, and has not had a material impact on the Company’s financial statements. In February 2008, FASB issued FASB Staff Position (FSP) FAS 157-2 which delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities. In October 2008, FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Management has adopted FSP FAS 157-3 and there was no material impact on the financial statements of the Company.

In April 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. The FSP provides guidance in determining when and how to use modeled values, as opposed to broker price quotes. The FSP should result in a greater use of models for estimating fair value, as well as more consistent approaches in modeling. This Statement will be effective for interim and annual reporting periods ending after June 15, 2009. This Statement does not require any new fair value measurements. Management does not expect the application of this Statement will have a material effect on the financial statements of the Company.

In April 2009, FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about credit and noncredit components of impaired debt securities that are not expected to be sold. Under the FSP, for many securities with other than temporary impairment, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized through other comprehensive income or loss. The change is retroactive, meaning entities will reclassify amounts back into retained earnings related to non-credit-related market losses on certain investments held at the beginning of the period. This Statement will be effective for interim and annual reporting periods ending after June 15, 2009. Management does not expect the implementation of FSP FAS 115-2 during the second quarter of 2009 will have a material impact on the financial statements of the Company.

In April 2009, FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value. This Statement will be effective for interim and annual reporting periods ending after June 15, 2009. Management will be adding this interim disclosure to the Company’s quarterly reports beginning with the quarter ending September 30, 2009.

On February 15, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for the Company’s 2009 fiscal year, with early adoption permitted for the Company’s 2008 fiscal year, provided that the Company also adopts SFAS No. 157 for fiscal year 2008. This Statement has not had an effect on the Company’s financial statements as the Company has not applied the fair value option.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133. SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133. SFAS No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The disclosures required by SFAS No. 161 better convey the purpose of derivative use in terms of the risk that the entity is intending to manage, the fair values of the derivative instruments and their gains and losses in a tabular format, as well as information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management implemented SFAS No. 161, which did not have a material impact on the financial statements of the Company, as both derivative contracts expired in January and March 2009.

4.	Income Per Share

Basic income per share is determined by dividing net income available to common stockholders by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Net income per common share is not applicable for the three or nine months ended March 31, 2008, as the Company did not become a public entity until August 15, 2008.

Net income per common share for the three and nine months ended March 31, 2009 is based on the following:

	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009

Net income	$31,304	$20,442

Weighted average common shares outstanding	503,284	420,628
Less: Average unallocated ESOP shares	(15,950)	(13,633)

Adjusted weighted average common shares outstanding	487,334	406,995

Income per common share	$.06	$.05

5.	Comprehensive Income or Loss

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

The components of total comprehensive income (loss) and related tax effects for the three and nine months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008

Net income	$31,304	$94,422	$20,442	$178,217
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale arising during the period	(52,297)	(80,914)	(112,567)	(89,838)
Reclassification adjustment for items included in net income	—	—	60,270	—
Tax effect	17,781	27,511	17,781	30,545
Other comprehensive loss, net of tax	(34,516)	(53,403)	(34,516)	(59,293)

Total comprehensive income (loss)	$(3,212)	$41,019	$(14,074)	$118,924

6.	Employee Stock Ownership Plan

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Expense related to the ESOP for the three and nine months ended March 31, 2009 totaled $2,000 and $13,000, respectively. The fair value of the unallocated shares as of March 31, 2009 was $159,500.

7.	Impairment Write-Down on Investment Securities

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SEC Staff Accounting Bulletin No. 59, Accounting for Non-current Marketable Securities, the Company determined that it would write down its investments in Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) common stock in the quarter ended September 30, 2008 as a result of the appointment of the Federal Housing Finance Agency as conservator over both of the entities. The amount of the other-than-temporary impairment charge was $60,270, the total amount of such FNMA and FHLMC common stock on the Company’s books at that date.

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

The balances of financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at March 31, 2009, Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$1,206,484	$—	$1,206,484	$—

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

The Company did not have any assets and liabilities measured at fair value on a non-recurring basis at March 31, 2009.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. At March 31, 2009, we had no impaired loans as defined by Statement of Financial Accounting Standards No. 114 and, therefore, there is no established valuation allowance for impaired loans.

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

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

Total Assets. Total assets increased by $6.8 million, or 10.3%, from $66.3 million at June 30, 2008 to $73.1 million at March 31, 2009. This increase was largely the result of an increase of $4.4 million in the loan portfolio as well as an increase of $3.1 million in certificate of deposit investments, offset by a reduction of cash.

Cash and Cash Equivalents. Cash and correspondent bank balances decreased by $190,000, or 9.4%, from $2.0 million at June 30, 2008 to $1.8 million at March 31, 2009. This decrease was primarily the result of the increase in loan originations exceeding the increase in deposits.

Certificates of Deposit. Certificate of deposit balances at other banks increased by $3.0 million, or 136.1%, from $2.3 million at June 30, 2008 to $5.3 million at March 31, 2009. Certificates with a maximum maturity of 12 months were purchased using low cost FHLB advances with a maturity of less than 12 months. The Company anticipates this strategy should enhance the Company’s net interest margin, provided that it is able to achieve a higher return on these funds than the cost of borrowing the funds from the FHLB.

Securities Available for Sale. Securities available for sale totaled $1.2 million at March 31, 2009, a decrease of $227,000, or 15.9%, from $1.4 million at June 30, 2008. This decrease was primarily the result of an impairment write-down of the remaining book value of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) common stock which totaled $60,000 and regular principal payments on investments, partially offset by the purchase of additional investments.

Net Loans. Net loans increased $4.3 million, or 7.6%, from $56.7 million at June 30, 2008 to $61.0 million at March 31, 2009. The majority of growth has been in residential mortgage loans, which increased $1.5 million, or 4.8%. The increase was primarily due to increased interest from consumers in lower rate fixed and adjustable rate mortgage loan products on owner occupied 1-4 family property. Commercial real estate loans increased $1.7 million, or 16.3%, home equity loans increased $370,000, or 3.4%, commercial loans increased $480,000, or 22.8%, and consumer installment loans increased $157,000, or 30.2%.

Deposits and Borrowed Funds. Deposits increased $1.3 million, or 3.0%, from $46.1 million at June 30, 2008 to $47.4 million at March 31, 2009. Demand accounts increased $549,000, or 18.2%. NOW checking accounts increased $77,000, or 3.7%, and certificates of deposit increased 338,000, or 1.2%. Money market accounts increased $520,000, or 5.4% and savings accounts decreased $121,000 or 3.9%.

Total borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $4.3 million, or 28.0%, from $15.4 million at June 30, 2008 to $19.7 million at March 31, 2009. The increase was primarily due to a balance sheet management strategy of borrowing short term advances at low rates to purchase certificate of deposit investments at a higher rate.

Total Stockholders’ Equity. Total equity increased $1.3 million, or 28.8%, to $5.8 million at March 31, 2009, from $4.5 million at June 30, 2008, primarily as a result of the $1.5 million net capital infusion from the stock offering and net income of $20,000, partially offset by a $159,500 loan to the ESOP and $25,000 to capitalize the MHC.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

Net Income. Net income decreased $63,000, or 66.8%, to net income of $31,000 for the three months ended March 31, 2009 compared to net income of $94,000 for the three months ended March 31, 2008. The decrease was primarily the result of additional expenses of the Company as a result of becoming public.

Net Interest Income. Net interest income increased $85,000, or 19.6%, from $433,000 for the three months ended March 31, 2008 to $518,000 for the three months ended March 31, 2009.

Interest and Dividend Income. Interest income decreased $27,000, or 2.6%, from $1.03 million for the three months ended March 31, 2008 to $1.00 million for the three months ended March 31, 2009. This decrease was due principally to an increase in the volume on interest-earning assets, partially offset by a decrease in yield. Interest income decreased by $12,000 on loans and $17,000 on investment securities, including Federal Home Loan Bank stock, and offset by $2,000 on interest earning deposits. The average yield on the loan portfolio decreased from 7.03% for the three months ended March 31, 2008 to 6.25% for the three months ended March 31, 2009. The average yield on investments, including securities, FHLB stock and interest-bearing deposits decreased from 5.28% for the three months ended March 31, 2008 to 2.90% for the three months ended March 31, 2009.

Interest Expense. Interest expense decreased by $112,000, or 18.8%, to $485,000 for the three months ended March 31, 2009 from $597,000 for the three months ended March 31, 2008. The decrease was due to lower cost of funds. While average deposit balances increased, the average cost of these deposits decreased from 3.79% to 2.70%. Average borrowings from FHLB also increased, however, the average cost of the borrowings decreased from 5.21% to 3.94%.

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

	Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Volume	Rate	Net change

Interest-earning assets:
Loans	$100,000	$(112,000)	$(12,000)
Investment securities	(3,000)	(14,000)	(17,000)
Interest-earning deposits	14,000	(12,000)	2,000
Total interest-earning assets	$111,000	$(138,000)	$(27,000)
Interest-bearing liabilities:
Savings deposits	$1,000	$—	$1,000
NOW accounts	—	4,000	4,000
Money market accounts	4,000	(22,000)	(18,000)
Certificates of deposit	4,000	(96,000)	(92,000)
Total deposits	9,000	(114,000)	(105,000)
Federal Home Loan Bank of Boston advances	47,000	(54,000)	(7,000)
Total interest-bearing liabilities	$56,000	$(168,000)	$(112,000)
Change in net interest income	$55,000	$30,000	$85,000

Provision for Loan Losses. Our provision for loan losses increased from $4,000 for the three months ended March 31, 2008 to $7,000 for the three months ended March 31, 2009. Management deemed the increase necessary due to the increase in loan balances, as well as an increase in delinquencies of $228,000, from $0 at March 31, 2008 to $228,000 at March 31, 2009. Total delinquencies at June 30, 2008 were $83,000.

There were no loans charged off during the three months ended March 31, 2009 and none during the comparable period of 2008. The allowance for loan losses of $380,000 at March 31, 2009 represented 0.62% of total loans, compared to an allowance of $346,000, representing 0.61% of total loans at June 30, 2008. Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income decreased $75,000, or 70.1%, to $32,000 for the three months ended March 31, 2009, compared to $107,000 for the three months ended March 31, 2008. This decrease was primarily the result of a $36,000 negative change in the fair value adjustment on the Bank’s interest rate cap and floor agreements and a $17,000 decrease in sold loan agent fees this quarter.

Non-interest Expenses. Non-interest expenses increased $90,000, or 22.4%, to $490,000 for the three months ended March 31, 2009, compared to $400,000 for the three months ended March 31, 2008. The increase was primarily the result of increases in Company expenses of $11,000 in advertising, compliance fees of $7,000, $26,000 in internal audit fees, and $13,000 in accounting fees. Salaries and benefits, computer charges and other operating expenses also increased commensurate with the growth of the Company.

Income Taxes. Income tax expense decreased by $19,000, to $21,000 for the three months ended March 31, 2009, reflecting an effective tax rate of 40.4%, compared to a $41,000 expense for the three months ended March 31, 2008, an effective tax rate of 30.1%. The decrease in income taxes was due to pre-tax income of $53,000 for the three months ended March 31, 2009 compared to pre-tax income of $135,000 for the comparable period of 2008.

Comparison of Operating Results for the Nine Months Ended March 31, 2009 and March 31, 2008

Net Income. Net income decreased $158,000, or 88.5%, to $20,000 for the nine months ended March 31, 2009 compared to net income of $178,000 for the nine months ended March 31, 2008. The decrease was primarily due to additional Company expenses as a result of becoming public, partially offset by an increase in net interest income. The Company also recognized an impairment write-down of $60,000 on investments in FNMA and FHLMC common stock during the nine months ended March 31, 2009. Without the impairment write-down, net income would have been $80,000 for the period.

Net Interest Income. Net interest income increased $249,000, or 20.2%, from $1.2 million for the nine months ended March 31, 2008 to $1.5 million for the nine months ended March 31, 2009.

Interest and Dividend Income. Interest income decreased $6,000, or .20%, to $3.04 million for the nine months ended March 31, 2009 from $3.05 million for the comparable period of 2008. This decrease was due principally to a decrease in the average yield on interest-earning assets. Interest income on loans increased by $48,000, which was more than offset by a decrease in interest income on securities and interest-bearing deposits of $24,000 and a decrease in dividends on FHLB stock of $30,000. The average yield on the loan portfolio decreased from 7.00% for the nine months ended March 31, 2008 to 6.47% for the nine months ended March 31, 2009. The average yield on investment securities, including FHLB stock decreased from 5.36% for the nine months ended March 31, 2008 to 4.33% for the nine months ended March 31, 2009. The average yield on interest-earning deposits decreased from 4.44% for the nine months ended March 31, 2008 to 3.29% for the nine months ended March 31, 2009.

Interest Expense. Interest expense decreased by $255,000, or 14.0%, to $1.6 million for the nine months ended March 31, 2009 from $1.8 million for the comparable period of 2008. The decrease was due to lower cost of funds. While average interest-bearing deposit balances increased, the average cost of these deposits decreased from 3.97% to 3.00%. Average borrowings from FHLB also increased. However, the average cost of the borrowings decreased from 5.38% during the nine months ended March 31, 2008 to 4.56% for the comparable period of 2009.

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

	Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

	Volume	Rate	Net change

Interest-earning assets:
Loans	$271,000	$(223,000)	$48,000
Investment securities	(18,000)	(19,000)	(37,000)
Interest-earning deposits	20,000	(37,000)	(17,000)
Total interest-earning assets	$273,000	$(279,000)	$(6,000)
Interest-bearing liabilities:
Savings deposits	$4,000	$(2,000)	$2,000
NOW accounts	1,000	11,000	12,000
Money market accounts	15,000	(61,000)	(46,000)
Certificates of deposit	13,000	(250,000)	(237,000)
Total deposits	33,000	(302,000)	(269,000)
Federal Home Loan Bank of Boston advances	51,000	(37,000)	14,000
Total interest-bearing liabilities	$84,000	$(339,000)	$(255,000)
Change in net interest income	$189,000	$60,000	$249,000

Provision for Loan Losses. Our provision for loan losses changed from a recovery of $3,000 for the nine months ended March 31, 2008 to a provision of $54,000 for the nine months ended March 31, 2009. Two loans totaling $19,000 were charged off during the nine months ended March 31, 2009 and one loan totaling $1,300 was charged off during the nine months ended March 31, 2008. Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income decreased $99,000, or 53.6%, to $85,000 for the nine months ended March 31, 2009, compared to $184,000 for the nine months ended March 31, 2008. The decrease consisted of a $58,000 decrease in fair value adjustment on the Bank’s interest rate cap and floor agreements and a decrease of $21,000 in fee income on mortgage loans sold to the Federal Home Loan Bank.

Non-interest Expenses. Non-interest expenses increased $293,000, or 25.1%, to $1.5 million for the nine months ended March 31, 2009, compared to $1.2 million for the nine months ended March 31, 2008. The increase was primarily attributable to increases in Company expenses of $8,000 in advertising expense, $26,000 in internal audit fees, $37,000 in legal fees, $34,000 in accounting fees, and $9,000 for stockholder communication and meetings, as a result of becoming public. In addition, the Company recognized an impairment write-down of $60,000 on investments in FNMA and FHLMC common stock. Salaries and benefits, computer charges and other operating expenses also increased commensurate with the growth of the Company.

Income Taxes. Income tax expense was $48,000 for the nine months ended March 31, 2009, reflecting an effective tax rate of 70.1%, compared to $76,000 for the nine months ended March 31, 2008, an effective tax rate of 30.0%. The increase in the effective tax rate was due to the fact that the Company did not record a tax benefit associated with the impairment write-down since it does not expect to realize a material tax benefit in connection with the impairment of this stock. Without the impairment write-down, the Company’s pre-tax income would have been $129,000, resulting in an effective tax rate of 37.2%.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-earning deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $1.8 million, including interest-earning deposits of $682,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.2 million at March 31, 2009, and certificates of deposit at other banks totaled $5.3 million. At March 31, 2009, we had $19.7 million of outstanding borrowings from FHLB, and the ability to borrow an additional $3.1 million. FHLB Boston has disclosed, in its Annual Report on Form 10-K for the period ended December 31, 2008, that over time, current market trends may have a negative impact on FHLB Boston’s own liquidity. We are currently exploring additional sources of liquidity that could complement FHLB borrowings in the future.

At March 31, 2009, we had $765,000 in loan commitments outstanding and $3.8 million in unused lines of credit.

Certificates of deposit due to mature within one year of March 31, 2009 totaled $18.7 million, or 39.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

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

Capital Resources

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, we exceeded all of our regulatory capital requirements. We are considered “well-capitalized” under regulatory guidelines.

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

Not applicable for smaller reporting companies.

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

During the period covered by this quarterly report, there were no changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan **

3.1	Charter of Auburn Bancorp, Inc. **

3.2	Bylaws of Auburn Bancorp, Inc. **

4.1	Specimen Stock Certificate of Auburn Bancorp, Inc. **

10.1	Form of Auburn Savings Bank Employee Stock Ownership Plan and Trust **

10.2	Form of ESOP Loan Commitment Letter and ESOP Loan Documents **

10.3	Form of Employment Agreement between Auburn Savings Bank and Allen T. Sterling **

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

Auburn Bancorp, Inc.
(Registrant)

Date: May 14, 2009	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Rachel A. Haines
Rachel A. Haines
Principal Financial Officer