Form 10-K
period 2009-06-30
Auburn Bancorp, Inc.
filed 2009-09-28
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-53370

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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based upon the closing price of the registrant’s common stock as of December 31, 2008 the aggregate market value of the voting common equity held by non-affiliates was $2,172,775. For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 503,284 outstanding as of September 22, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1)	Portions of the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

Auburn Bancorp, Inc.
Form 10-K

PART I

Item 1. Description of Business

The terms “we,” “our,” “our company,” and “us” refer, unless the context suggests otherwise, to Auburn Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Auburn Savings Bank, FSB (the “Bank”).

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

Business of  Auburn Bancorp, Inc.

The Company was organized as a federal corporation in connection with the reorganization of the Bank from the mutual form of organization to the mutual holding company form of organization. The reorganization was completed on August 15, 2008. In the reorganization, the Company issued a total of 503,284 shares of common stock, 226,478 shares of which were sold to eligible depositors and other members of the Bank, an employee stock ownership plan and members of the general public and 276,806 shares of which were issued to Auburn Bancorp, MHC, a federally-chartered mutual holding company.

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

Our cash flow will depend on earnings from the investment of the net proceeds we retained from the stock offering and any dividends received from the Bank. Currently, the Company neither owns nor leases any property, but will instead use the premises, equipment and furniture of the Bank. At the present time, the Company employs only persons who are officers of the Bank as officers of the Company. We will, however, use the support staff of the Bank from time to time. All of these persons are paid by the Bank under the terms of a management agreement with the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.

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

During the past several years, the population in the Lewiston-Auburn area as well as in Androscoggin County has increased moderately. In 2008, Androscoggin County’s total population increased 4.22% from the county’s population in 2000. Similarly, the total population in each of Lewiston and Auburn increased 1.75% and 1.50%, respectively from 2000 to 2008.

The largest industries in Androscoggin County are educational services, health care and social assistance. The two largest employers in the area, Central Maine Medical Center and St. Mary’s Health Systems, are both health service providers. The median household income in Androscoggin County in 2008 was $44,110 below the Maine and national median household incomes in 2008 of $46,650 and $54,719, respectively. As of July 2009, the unemployment rate in Androscoggin County was 8.80%, above the Maine unemployment rate of 7.90% and below the United States unemployment rate of 9.40%.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Federal and state credit unions accounted for approximately 27.17% of market deposits in the Lewiston-Auburn metropolitan statistical area as of June 30, 2008 and have the competitive advantage of not paying state and federal income tax while having a broad range of banking powers. In addition, several large holding companies operate banks in our market area, including TD Banknorth, N.A., Bank of America and Key Bank, as well as several Maine-based banks including Androscoggin Savings Bank, Mechanics Savings Bank and Northeast Bank. These institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 4.11% of the deposits in the Lewiston-Auburn metropolitan statistical area.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At June 30,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Mortgage loans:
One- to four-family residential	$34,906	55.6%	$32,739	57.4%
Commercial	12,638	20.2	10,181	17.8
Construction	686	1.1	1,053	1.8
Equity lines of credit and loans	11,395	18.2	10,845	19.0
Undisbursed portion of construction loan	(134)	(0.2)	(321)	(0.6)
Total mortgage loans on real estate	$59,491	94.9%	$54,497	95.4%

Other loans:
Commercial loans	2,510	4.0	2,103	3.7
Consumer loans	711	1.1	520	0.9

Total loans	$62,712	100.0%	$57,120	100.0%

Other items:
Deferred loan origination costs	$154		$142
Deferred loan origination fees	(292)		(240)
Allowance for loan losses	(385)		(346)

Total loans, net	$62,189		$56,676

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

At June 30, 2009, $34.9 million, or 55.6% of our loan portfolio, consisted of one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding on June 30, 2008, $23.9 million were fixed-rate mortgage loans with an average yield of 6.07%, and $11.0 million were adjustable-rate loans with an average yield of 5.33%.

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

At June 30, 2009, our largest one- to four-family residential real estate loan had a principal balance of $372,000, was secured by a residence located in Poland, Maine, and was performing in accordance with its original terms at June 30, 2009.

Home Equity Loans. We offer home equity lines of credit and home equity loans. At June 30, 2009, we had $11.4 million of home equity lines-of-credit and loans outstanding, representing 18.2% of our loan portfolio. At June 30, 2009, the unadvanced amounts of home equity lines of credit totaled $3.0 million.

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

Home equity loans are offered with fixed interest rates and generally have terms of 5, 10 or 15 years. Our home equity lines of credit have adjustable rates of interest, which are adjusted monthly to a rate equal to a percentage above the Prime Rate as published by The Wall Street Journal on the last business day of the month. Home equity lines of credit have a maturity of 40 years with a five-year draw period.

Commercial and Multi-Family Real Estate Loans. In 1999, we began to expand our loan product line to include commercial real estate and commercial business lending in our primary market area in order to diversify our portfolio and better serve our primary market base. We now offer commercial real estate loans, including commercial business, and multi-family real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities substantially all of which are located in our primary market area. We have placed increasing emphasis on commercial real estate loans over the past several years. As a result, these loans have grown from $5.0 million at December 31, 2005 to $12.6 million at June 30, 2009. At June 30, 2009, commercial and multi-family real estate loans represented 20.2% of our loan portfolio. We intend to grow further these segments of our loan portfolio, both in absolute terms and as a percentage of our loan portfolio.

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

At June 30, 2009, our largest commercial real estate loan was for $509,468 and was secured by real estate in Sabattus, Maine. This loan was performing according to its original repayment terms at June 30, 2009. At June 30, 2009, our largest multi-family real estate loan was for $216,774, was secured by real estate in Lewiston, Maine and was performing according to its original repayment terms at June 30, 2009.

Construction Loans. We also offer construction loans for the development of one- to four-family residential properties located in our primary market area. Residential construction loans are generally offered to individuals for construction of their personal residences. Our construction loans were $2.6 million at December 31, 2005 as compared to $686,000 at June 30, 2009. At June 30, 2009, residential and commercial construction loans represented 1.1% of our loan portfolio. At June 30, 2009, the unadvanced portion of these construction loans totaled $134,000.

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

At June 30, 2009, the largest outstanding residential construction loan commitment was for $164,000 of which $37,000 was outstanding. This loan was performing according to its terms at June 30, 2009. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans.

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

Commercial Loans. We make commercial business loans primarily in our market area to a variety of small businesses, professionals and sole proprietorships. Our commercial business loan portfolio has grown from $1.3 million at December 31, 2005 to $2.5 million at June 30, 2009. At June 30, 2009, commercial business loans represented 4.0% of our loan portfolio. We intend to grow further these segments of our loan portfolio, both in absolute terms and as a percentage of our loan portfolio.

Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit of 15% of unimpaired capital, which at June 30, 2009 was $895,000. As a result of the stock offering, our regulatory loans to one borrower limit increased. Commercial business loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Adjustable rate loans are based on the Prime Rate, as published in The Wall Street Journal, plus a margin. The rate adjusts monthly from the outset of the loan. Our adjustable rate commercial business loans amortize over terms up to 15 years and may carry prepayment penalties. Fixed rate commercial loans are set at percentage above either the corresponding Federal Home Loan Bank borrowing rate or the Prime Rate.

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

At June 30, 2009, our largest commercial business loan was a $400,000 line of credit secured by equipment, machinery and other business assets located in our primary market area. This loan was performing according to its terms at June 30, 2009.

Consumer Loans. We offer a limited range of consumer loans, primarily to our customers residing in our primary market area. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. As of June 30, 2009, these loans totaled $711,000, or 1.1% of our loan portfolio.

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

Since 2000, we have sold a portion of the fixed-rate one- to four-family mortgages that we originate to the Federal Home Loan Bank of Boston. We generally make decisions regarding the amount of loans that we wish to sell based on an evaluation of asset/liability position and similar factors. See “Management’s Discussion and Analysis of Financial Condition and Operating Results – Management of Market Risk.” During the fiscal years 2009 and 2008, we sold $1.5 million and $2.1 million, respectively, in loans to the Federal Home Loan Bank of Boston. We retained servicing on all of those loans. At June 30, 2009, we serviced $10.3 million of mortgage loans that were sold by us to the Federal Home Loan Bank of Boston.

We account for the sale of participation interests in loans in accordance with paragraphs 9 to 11 of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets. In accordance with SFAS No. 140, we account for a transfer of financial assets, or a portion of a financial asset, as a sale when we surrender control of the transferred assets. Servicing rights and other retained interests in the sold assets are recorded by allocating the previously recorded investment between the assets sold and interest retained based on their relative fair values at the date of transfer. We determine the fair values of servicing rights and other retained interests at the date of transfer using a method that approximates the present value of estimated future cash flows, using assumptions that market participants would use in their estimates of values.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the board of directors of Auburn Savings Bank. The board of directors has granted loan approval authority to certain officers up to prescribed individual limits based on the type and amount of the loan request, whether the loan is secured or unsecured, and the officer’s position at Auburn Savings Bank. Residential mortgage loans over $225,000, home equity loans over $125,000, commercial mortgage loans over $300,000, secured commercial business loans over $125,000 and unsecured commercial business loans over $15,000 must be approved by the management loan committee of Auburn Savings Bank, which consists of the President, Senior Loan Officer and Commercial Loan Officer. Residential mortgage loans over $300,000, home equity loans over $150,000, commercial mortgage loans over $400,000, secured commercial business loans over $150,000 and unsecured commercial business loans over $20,000 must be approved by either the loan committee of the board of directors or the full board of directors of Auburn Savings Bank based upon the type and amount of the loan request

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation generally, with certain exceptions, to 15% of our unimpaired capital and reserves. At June 30, 2009, our regulatory limit on loans to one borrower was $895,000. As of June 30, 2009, our largest lending relationship was $791,675 and was secured by real estate in Auburn, Maine.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 days.

Loan Maturity. The following table sets forth certain information at June 30, 2009 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less.

	Mortgage Loans
	One- to four-family Residential		Commercial		Construction		Equity Lines of Credit		Undisbursed Portion of Construction Loan		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due
Within 1 year	$—	0.00%	$27	6.04%	$686	5.22%	$3,987	3.77%	$(134)	5.22%	$1,716	4.28%	$11	14.26%	$6,293	4.06%
After 1 year through 3 years	—	0.00%	—	—%	—	—%	230	5.88%	—	—%	266	6.74%	118	8.59%	614	6.77%
After 3 years through 5 years	102	7.43%	969	5.48%	—	—%	1,257	5.05%	—	—%	394	7.42%	343	7.63%	3,065	5.86%
After 5 years through 10 years	2,144	5.61%	9,443	7.27%	—	—%	1,198	6.21%	—	—%	134	7.86%	116	8.38%	13,035	6.92%
After 10 years though 15 years	4,149	5.86%	1,151	6.28%	—	—%	4,723	6.49%	—	—%	—	—%	33	8.79%	10,056	6.21%
After 15 years	28,511	5.84%	1,048	4.70%	—	—%	—	—%	—	—%	—	—%	90	9.00%	29,649	5.81%

Total	$34,906	5.83%	$12,638	6.83%	$686	5.22%	$11,395	5.34%	$(134)	5.22%	$2,510	5.22%	$711	8.24%	$62,712	5.94%

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

	At June 30,
	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans	$135	$242
Commercial loans	—	9
Consumer loans	—	—
Total nonaccrual loans	$135	$251
Loans greater than 90 days delinquent and still accruing:
Mortgage loans	$—	$—
Commercial loans	—	—
Consumer loans	—	—
Total loans greater than 90 days delinquent still accruing	$—	$—

Other real estate owned	$337	$87
Total non-performing assets	$472	$338

Ratios:
Non-performing loans to total loans	0.75%	0.44%
Non-performing assets to total assets	0.63%	0.13%

Interest income of $4,136 would have been recorded for fiscal year 2009 and $7,014 for fiscal 2008 had our non-accruing loans been current in accordance with their original terms.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At June 30,
	2009		2008
	30-59 days past due	60-89 days past due	30-59 days past due	60-89 days past due
	(Dollars in Thousands)
Mortgage loans:
One- to four-family residential	$343	$—	$174	$137
Commercial	47	—	—	105
Construction	—	—	—	—
Equity lines of credit	29	—	88	—
Undisbursed portion of construction loan	—	—	—	—
Commercial loans	—	287	29	9
Consumer loans	1	—	17	—
Total:	$420	$287	$308	$251

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

The aggregate amount of our classified assets at the dates indicated were as follows:

	At June 30,
	2009	2008
	(Dollars in Thousands)
Special Mention	$1,009	$487
Substandard	337	4
Doubtful	—	—
Loss	—	—
Total Classified Assets	$1,346	$491

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

The allowance for loan losses is evaluated on a quarterly basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors, such as delinquency trends, changes in portfolio mix and current economic conditions.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures. At June 30, 2009, we had no impaired loans as defined by Statement of Financial Accounting Standards No. 114 and no established valuation allowance on impaired loans.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on their judgments of information available to them at the time of their examination.

At June 30, 2009, our allowance for loan losses represented .61% of total gross loans. No portion of the allowance was allocated to impaired loans at June 30, 2009. The allowance for loan losses increased by $39,631 from June 30, 2008 to June 30, 2009, due primarily to a provision for loan loss of $90,378, offset by charge-offs of $50,747. The decision to increase the allowance from June 30, 2008 to June 30, 2009 reflected net loan growth and the mixture of loans in our portfolio.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	For the Years Ended June 30,
	2009	2008
	(Dollars in Thousands)
Balance at beginning of period	$346	$318

Charge-offs:
Mortgage loans:
One- to four-family residential	(41)	—
Commercial	—	—
Construction	—	—
Equity Lines of Credit	—	—
Undisbursed portion of construction loan	—	—
Commercial loans	(10)	(1)
Consumer loans	—	—
Total Charge-offs	(51)	(1)

Recoveries:
Mortgage loans:	—	—
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Equity Lines of Credit	—	—
Undisbursed portion of construction loan	—	—
Commercial loans	—	—
Consumer loans	—	—
Total recoveries	—	—

Net charge-offs	(51)	(1)
Provision for loan loss	90	29
Reclassification	—	—

Balance at end of period	$385	$346

Ratios:
Net charge-offs to average loans outstanding	0.080%	0.002%
Allowance for loan losses to non-performing loans at end of period	81.56%	137.83%
Allowance for loan losses to total loans at end of period	0.62%	0.61%

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

	At June 30,
	2009			2008
	Allowance for Loan Losses	Loan Balance by Category	% of Loans in each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	% of Loans in each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One- to four-family residential	$155	$34,801	55.7%	$147	$32,739	57.4%
Commercial	132	12,592	20.1	107	10,181	17.8
Construction	5	686	1.1	5	1,053	1.8
Equity Lines of Credit	56	11,395	18.2	53	10,845	19.0
Undisbursed portion of construction loan	(1)	(134)	(0.2)	—	(321)	(0.6)
Commercial loans	32	2,510	4.0	29	2,103	3.7
Consumer loans	6	712	1.1	5	520	0.9
Total loans	$385	$62,562	100.0%	$346	$57,120	100.0%

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

At June 30, 2009, our available for sale investment portfolio totaled $1.6 million, or 2.1% of total assets. We also held $4.5 million in certificates of deposit and $1.1 million in Federal Home Loan Bank of Boston stock at June 30, 2009. Our available for sale investment portfolio at June 30, 2009, at amortized cost, consisted of $1.4 million in corporate debt obligations, $224,000 of mortgage-backed securities and $10,000 of corporate common stock.

We wrote down investments in Fannie Mae and Freddie Mac common stock in the quarter ended September 30, 2008 as a result of the appointment of the Federal Housing Finance Agency as conservator over both of the entities. The amount of the other-than-temporary impairment charge was $60,000, the total amount of such Fannie Mae and Freddie Mac common stock on the Company’s books at that date. The Company previously recorded an other-than-temporary impairment charge of $30,000 on these investments for the fiscal year ended June 30, 2008. As of June 30, 2009, we wrote down a $24,000 loss in our CIT Group, Inc. corporate bond investment. The entire investment was sold in July 2009 for an additional loss of $159,000.

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

The following table sets forth certain information regarding the amortized cost and market values of our securities available for sale at the dates indicated:

	At June 30,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
U.S. Government-sponsored enterprise obligations	$—	$—	$—	$—
Corporate bonds and other obligations	1,370	1,328	986	935
SBA pool securities	—	—	6	6
Mortgage-backed securities	224	226	446	447
Total debt securities	1,594	1,554	1,438	1,388
U.S. Government-sponsored enterprise securities	—	1	60	36
Preferred and common stock	10	10	10	10
Total marketable equity securities	10	11	70	46
Total securities available for sale	$1,604	1,565	$1,508	$1,434

As of June 30, 2009, we did not have any securities of one issuer the aggregate book value of which exceeds 10% of stockholders’ equity.

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank’s debt securities portfolio at June 30, 2009. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
U.S. Government-sponsored enterprise obligations	$—	—	$—	—	$—	—	$—	—	$—	—
Corporate bonds and other obligations	474	5.62%	496	4.33%	400	6.63%	—	—	1,370	5.45%
SBA pool securities	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	54	3.80%	67	4.26%	18	4.70%	85	3.68%	224	3.96%
Total debt securities	$528		$563		$418		$85		$1,594

As of June 30, 2009, Auburn Savings Bank did not have any interest-bearing assets that would be classified as non-accrual or past due if they were loans.

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

The following table sets forth certain information relative to the composition of our average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2009			2008
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$3,054	6.42%	0.17%	$2,553	5.65%	0.09%
Savings deposits	3,195	6.71%	0.85%	2,550	5.65%	0.86%
Money Market	9,829	20.66%	1.24%	9,247	20.48%	2.83%
NOW accounts	2,179	4.58%	0.60%	1,990	4.41%	1.45%
Total transaction accounts	$18,257	38.37%	0.92%	$16,340	36.19%	1.93%
Certificates of deposit	29,325	61.63%	2.81%	28,818	63.81%	3.70%
Total deposits	$47,582	100.00%	2.08%	$45,158	100.00%	3.06%

As of June 30, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $10.5 million. The following table sets forth the maturity of those certificates as of June 30, 2009:

At June 30, 2009
(Dollars in Thousands)
Three months or less	$2,030
Over three months through six months	2,702
Over six months through one year	4,747
Over one year through three years	717
Over three years	273
Total	$10,469

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

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated:

	At or For the Fiscal Years Ended June 30,
	2009		2008
	Long-Term Borrowings	Short-Term Borrowings(1)	Long-Term Borrowings	Short-Term Borrowings(1)
	(Dollars in Thousands)
Balance at end of period	$17,150	$3,000	$15,150	$200
Average balance during period	$15,475	$1,865	$14,000	$2
Maximum outstanding at any month end	$17,150	$4,000	$15,150	$200
Weighted average interest rate at end of period	4.24%	0.34%	4.96%	2.50%
Average interest rate during period	4.73%	0.50%	5.22%	2.50%

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2009, the Bank met each of these capital requirements.

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Education loans, consumer loans, credit card loans and small business loans may be considered “qualified thrift investments.” A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2009, the Bank maintained 97.30% of its portfolio assets in qualified thrift investments.

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

Grandfathering. Federal law permits a federal savings bank formerly chartered or designated as a mutual savings bank under state law, such as the Bank, which converted from a Maine-state chartered savings institution to a federal savings institution in July 2006, to continue to exercise any authority it was authorized to exercise as a mutual savings bank under state law at the time of its conversion from a state mutual savings bank to a Federal charter. Unless otherwise determined by the OTS, a savings association, in the exercise of this grandfathered authority, may continue to follow applicable state laws and regulations in effect at the time of its conversion. A Federal savings association may also enjoy grandfathered rights under the Maine state law that were available only upon the occurrence of specific preconditions, such as the attainment of a particular future date or specified level of regulatory capital, which had not occurred at the time of conversion from a state mutual savings bank, provided they occur thereafter.

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

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. The Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, as a result of decreases in the reserve ratio of the Deposit Insurance Fund, the Federal Deposit Insurance Corporation issued a rule establishing a Restoration Plan for the Deposit Insurance Fund. The rule, which became effective January 1, 2009, increased assessment rates uniformly by seven basis points for the first quarter 2009 assessment period. The rule also altered the way in which the Federal Deposit Insurance Corporation’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009. Under the rule, the Federal Deposit Insurance Corporation would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 12 to 45 basis points. The Federal Deposit Insurance Corporation would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from seven to 77.5 basis points of the institution’s deposits.

On May 22, 2009, the Federal Deposit Insurance Corporation announced a one-time special assessment of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. This special assessment is payable by September 30, 2009 and would result in additional non-interest expense of $34,445 based on our assets and Tier 1 capital level as of June 30, 2009. In addition, the Federal Deposit Insurance Corporation may assess additional special premiums in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended March 31, 2009, the annualized FICO assessment was equal to 26 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. We opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. We opted not to participate in this component of the Temporary Liquidity Guarantee Program. [CONFIRM]

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We opted not to participate in the CPP.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2009 of $1,147,000.

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

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain laws and regulations designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act and Regulation E promulgated thereunder, the Expedited Funds Availability Act, Check Clearing for the 21st Century Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, Fair Debt Collection Practices Act, Home Mortgage Disclosure Act of 1975, the Real Estate Settlement Procedures Act, Right to Financial Privacy Act and Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) and related regulations, among others. These laws and regulations require certain disclosures and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial monetary damages, penalties, operating restrictions and reputational damage to the financial institution. Interest and other charges collected or contracted for by the Bank are subject to federal laws concerning interest rates and, as applicable, state usury laws.

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

Personnel

As of June 30, 2009, we had 16 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Item 1A. Risk Factors.

Not applicable.

Item 1A. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business through our main office in Auburn, Maine and our branch office in Lewiston, Maine, both of which we own. The following is a list of our locations:

Location	Year Acquired

256 Court Street	1957
Auburn, ME 04212

325 Sabattus St.	2003
Lewiston, ME 04240

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Performance by Quarter*

			Fiscal Year 2009

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Trade Price
High	$12.00	$10.25	$9.85	$—
Low	9.50	7.00	6.00	—

Bid Price
High	$10.01	$10.01	$6.75	$6.75
Low	9.50	5.75	6.00	6.00

*There is no established public trading market for the Company’s common stock. Trade price and bid price information is based on high and low trade and bid prices reported in the OTC Bulletin Board maintained by NASDAQ, and may not represent all trades effected during the relevant periods.

Shares of the Company’s common stock are traded on the OTC Bulletin Board under the symbol “ABBB”.

The Company had approximately 132 holders of record as of September 23, 2009. Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company currently is not paying cash dividends on its common stock.

The Company does not currently have compensation plans that authorize the issuance of equity securities of the Company.

The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2009.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

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

Expenses. The non-interest expenses we incur in operating our business consist of expenses for salaries and employee benefits, occupancy and equipment, data processing, marketing and advertising, professional services and various other miscellaneous expenses. Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We expect to recognize additional annual employee compensation expenses stemming from the adoption of a new equity benefit plan following the 2009 annual meeting of stockholders. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

As a result of the mutual holding company reorganization and minority stock offering, we have incurred additional non-interest expenses as a result of operating as a public company. These additional expenses consist primarily of legal and accounting fees and expenses of stockholder communications and meetings.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors such as delinquency trends, changes in portfolio mix, and current economic conditions.

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

Securities. We classify our investments as available for sale. These assets are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of individual equity securities that are deemed to be other than temporary are reflected in earnings when identified. For individual debt securities where the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, the other-than- temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows using the effective rate at date of acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Bank intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the balance sheet date.

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

Continue to use conservative underwriting practices to maintain the high quality of our loan portfolio. We believe that maintaining high asset quality is a key to long-term financial success. We have sought to grow our loan portfolio while keeping nonperforming assets to a minimum. We use underwriting standards that we believe are conservative, and we diligently monitor collection efforts. At June 30, 2009, we had one non-performing loan totaling approximately $135,000 in our total loan portfolio. We have two real estate owned and two commercial loans in process of foreclosure totaling $220,000 and $117,000 respectively. Although we intend to continue our efforts to originate commercial and multi-family loans, we intend to maintain our philosophy of managing loan exposure through our conservative approach to lending.

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

Continuing to grow our commercial real estate and commercial business loan portfolios. Our business plan anticipates that we will emphasize originating commercial real estate and commercial business loans. These loans provide higher returns than loans secured by one- to four-family real estate. Commercial real estate and commercial business loans, however, involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Commercial loans, including both commercial real estate and commercial business loans, increased $2.9 million, or 23.3%, from June 30, 2008 to June 30, 2009 and at June 30, 2009 comprised approximately 24.2% of total loans. As commercial development of industrial parks, new office space and retail shopping areas in Lewiston and Auburn creates new jobs and supports new and existing small businesses, we anticipate that there will be many commercial real estate and commercial business loan opportunities that we may pursue with what we believe are our conservative underwriting guidelines. We believe that our customer service in the commercial loan area will distinguish us from the larger banks that operate in this area.

Continue to emphasize the origination of one- to four-family residential real estate lending. Our primary lending activity is the origination of residential real estate loans secured by homes in our market area. We intend to continue emphasizing the origination of residential real estate loans. At June 30, 2009, 55.6% of our total loans were one- to four-family residential real estate loans. We believe our emphasis on residential real estate lending, which carries a lower credit risk than commercial and multi-family real estate lending, contributes to our high asset quality.

Comparison of Financial Condition at June 30, 2009 and June 30, 2008

Total Assets. Total assets increased by $8.1 million, or 12.3%, from $66.3 million at June 30, 2008 to $74.4 million at June 30, 2009. This increase in total assets resulted largely from an increase in the number and dollar value of total loans and certificate of deposits.

Cash and Cash Equivalents. Cash and correspondent bank balances increased by $362,000, or 18.0%, from $2.0 million at June 30, 2008 to $2.4 million at June 30, 2009. This increase was largely the result of the increase in deposits.

Certificates of deposit. Certificate of deposit balances in other banks increased by $2.2 million, or 97.2%, from $2.3 million at June 30, 2008 to $4.5 million at June 30, 2009. This increase was largely the result of an investment strategy to purchase $3.0 million in certificates of deposit funded by short-term borrowings maturing within one year.

Securities Available for Sale. The investment portfolio available for sale aggregated $1.6 million at June 30, 2009, a decrease of $131,000, or 9.1%, from $1.4 million at June 30, 2008. Mortgage-backed securities decreased $222,000, or 49.6%, and SBA securities decreased $6,000, due to the final security that matured and was not replaced.

Net Loans. Including loans held for sale, net loans increased $5.5 million, or 9.7%, from $56.7 million at June 30, 2008 to $62.2 million at June 30, 2009 as a result of an increase in residential, commercial real estate, commercial and home equity loans. Residential mortgage loans increased $2.2 million, or 6.6%. Commercial real estate loans increased $2.5 million, or 24.1%, as a result of the market demand for commercial real estate. Home equity loans increased $551,000, or 5.1%. Construction loans decreased $367,000, or 34.8%, due primarily to a net decrease in loan volume. Commercial loans increased $407,000, or 19.4%, and consumer installment loans increased $191,000, or 36.7%.

Deposits and Borrowed Funds. Deposits increased $2.0 million, or 4.4% from $46.1 million at June 30, 2008 to $48.1 million at June 30, 2009. Demand accounts increased $726,000, or 24.0%, NOW accounts increased $267,000, or 12.8%, savings accounts decreased $45,000, or 1.5%, money market accounts increased $822,000, or 8.5%, and certificates of deposits increased $256,000, or 0.9%. The increase in demand accounts was associated with the increase in customer relationships related to new commercial loans.

Total borrowings from the Federal Home Loan Bank of Boston increased $4.8 million, or 31.3%, from $15.4 million as of June 30, 2008 to $20.2 million at June 30, 2009. This increase was used to fund loan growth and purchase short-term certificates of deposit, pursuant to our investment strategy.

Total Stockholders’ Equity. Total equity increased $1.4 million, or 30.7% to $5.9 million at June 30, 2009, from $4.5 million at June 30, 2008, primarily as a result of the $1.5 million net capital infusion from the stock offering, offset by unearned ESOP shares of $157,000. Accumulated other comprehensive loss decreased from $(49,000) at June 30, 2008 to $(26,000) at June 30, 2009, a result of net unrealized gains arising during the year.

Comparison of Operating Results For the Years Ended June 30, 2009 and June 30, 2008

Net Income. Net income decreased $103,000, or 68.3%, to $48,000 for the year ended June 30, 2009 compared to $151,000 for the year ended June 30, 2008. The decrease was primarily the result of an impairment write-down of $60,000 and $24,000 on investments in FNMA and FHLMC common stock and a CIT corporate bond, respectively. Without these writedowns, our net income for the fiscal year would have been $132,000.

Net Interest Income. The table on page 37 sets forth the components of our net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income increased $383,000, or 23.2%, from $1.7 million for the year ended June 30, 2008 to $2.0 million for the year ended June 30, 2009.

The increase in volume of interest-earning assets increased interest income by $394,000, while the increase in the volume of interest-bearing liabilities increased interest expense by $92,000. The changes in volume had the effect of increasing net interest income by $302,000. Net interest margin increased from 2.74% for the year ended June 30, 2008 to 3.05% for the year ended June 30, 2009. During fiscal 2009, short-term market interest rates increased at a faster rate than did longer-term market interest rates.

Interest and Dividend Income. Total interest and dividend income increased from $4.04 million for the year ended June 30, 2008 to $4.07 million for the year ended June 30, 2009. This increase of $29,000, or 0.7%, was due primarily to an increase in interest income on commercial real estate, multi-family and fixed rate residential loans, as total interest-earning assets increased from $60.4 million for the year ended June 30, 2008 to $66.8 million for the year ended June 30, 2009. Interest income on loans increased overall by $86,000, or 2.3%, interest income on securities and interest-bearing deposits decreased by $17,000, or 6.9%, and dividends on Federal Home Loan Bank stock decreased by $39,000, or 75.9%.

Interest Expense. Interest expense decreased by $354,000, or 14.9%, from the year ended June 30, 2008 to the year ended June 30, 2009. While average deposit balances increased $2.4 million, average rates decreased from 3.85% to 2.86% due to increases in balances with lower cost of funds as well as the lower market interest rates environment generally. While average borrowings increased from $14.0 million to $17.3 million, the average rate on borrowings decreased from 5.30% to 4.34%, which more than offset the effects of the increase in higher average balances of borrowings.

Provision for Loan Losses. Our provision for loan losses increased from $29,000 for the year ended June 30, 2008 to $90,000 for the year ended June 30, 2009. Net loan charge-offs for the year ended June 30, 2009 were $49,000 in 1-4 family residential and $2,000 in fixed rate home equity loans totaling $51,000. Net loan chargeoffs for the year ended June 30, 2008 was $1,000 in personal loans. The allowance for loan losses of $385,000 at June 30, 2009 represented 0.62% of total loans, as compared to an allowance of $346,000, representing 0.61% of total loans at June 30, 2008. Our analysis of the adequacy of the allowance considers economic conditions, historical losses, and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology for establishing the provision for loan losses, please refer to “Business of Auburn Savings Bank, FSB.”

Non-interest Income. Total non-interest income decreased from $174,000 for the year ended June 30, 2008 to $43,000 for the year ended June 30, 2009. The decrease was primarily due to an impairment write-down of $84,000 on investments in FNMA and FHLMC common stock and our CIT corporate bond, as well as real estate owned costs of $16,000.

Non-interest Expense. Non-interest expense increased $307,000, or 19.6%, to $1.9 million for the year ended June 30, 2009 as compared to $1.6 million for the year ended June 30, 2008. The increase was primarily attributable to additional expenses of $65,000 and $44,000 for internal audit and accounting services, respectively. There were also increases in legal costs of $49,000, FDIC premiums of $25,000, consulting expense of $12,000, advertising and marketing of $23,000, independent audit of $20,000, and employee salaries and benefits of $7,000.

Income Taxes. Income tax expense was $64,000 for the year ended June 30, 2009, reflecting an effective tax rate of 57.3%, compared to $77,000 for the year ended June 30, 2008, reflecting an effective tax rate of 33.8%. The increase in the effective tax rate was primarily due to a valuation allowance of $18,000 established for the $60,000 impairment write-down of FNMA and FHLMC common stock. The Company does not expect to utilize the deferred tax asset generated from the impairment write-down.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense. We do not accrue interest on loans in non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Fiscal Years Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$59,552	$3,822	6.42%	$53,937	$3,735	6.93%
Investment securities(1)	1,333	79	5.96%	1,709	85	4.95%
Federal Home Loan Bank stock	990	13	1.26%	901	52	5.77%
Interest-earning deposits	4,879	151	3.10%	3,866	163	4.22%
Total interest-earning assets	66,754	$4,065	6.09%	60,413	$4,035	6.68%
Non-interest-earning assets	4,011			3,584
Total assets	$70,765			$63,997

Interest-bearing liabilities:
Savings deposits	$3,195	$24	0.75%	$2,550	$21	0.83%
NOW accounts	2,179	29	1.34%	1,990	18	0.93%
Money market accounts	9,829	211	2.15%	9,247	281	3.04%
Certificates of deposit	29,325	1,011	3.45%	28,819	1,318	4.57%
Total interest-bearing deposits	44,528	1,275	2.86%	42,606	1,638	3.85%
FHLB advances	17,335	753	4.34%	14,002	743	5.30%
Total interest-bearing liabilities	$61,863	$2,028	3.28%	$56,608	$2,381	4.21%

Non-interest-bearing liabilities:
Demand deposits	$3,054			$2,554
Other non-interest-bearing
liabilities	213			281
Total liabilities	65,130			59,443
Total capital	5,635			4,554
Total liabilities and capital	$70,765			$63,997

Net interest income		$2,037			$1,654
Net interest rate spread(2)			2.81%			2.47%
Net interest-earning assets(3)	$4,891			$3,805
Net interest margin(4)			3.05%			2.74%
Average of interest-earning assets to interest-bearing liabilities	107.91%			106.72%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due to		Net Increase (Decrease)

	Volume	Rate
	(Dollars in Thousands)
Loans	$373	$(287)	$86
Investment securities	(21)	15	(6)
Federal Home Loan Bank stock	5	(44)	(39)
Interest-earning deposits	37	(49)	(12)
Total interest-earning assets	$394	$(365)	$29
Interest-bearing liabilities:
Savings deposits	$5	$(2)	$3
NOW accounts	2	9	11
Money market accounts	19	(89)	(70)
Certificates of deposit	24	(332)	(308)
Total deposits	50	(414)	(364)
Federal Home Loan Bank of Boston advances	42	(32)	10
Repurchase agreements	—	—	—
Total interest-bearing liabilities	$92	$(446)	$(354)
Change in net interest income	$302	$81	$383

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least on a quarterly basis to review our asset/liability policies and interest rate risk position.

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

Depending on market conditions, we often place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term interest rates.

We have not engaged in hedging through the use of financial futures or interest rate swaps. However, in the past we have entered into interest rate cap and floor agreements as part of our interest rate risk management process. These agreements are used to manage the effect of fluctuating interest rates on net interest income. We currently have no such agreements. We do not use hedge accounting for our interest rate cap and interest rate floor agreements and, therefore, changes in fair value of the agreements are reported in the statements of income.

Net Portfolio Value Simulation Analysis. An important measure of interest risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides us with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Auburn Savings Bank. It presents the estimated changes in Auburn Savings Bank’s net portfolio value at June 30, 2009 that would occur upon the assumed instantaneous changes in interest rates based on Office of Thrift Supervision assumptions and without giving effect to any steps that management might take, within the parameters established by our asset/liability management committee, to counter the effect of such interest rate changes. The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings banks. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios.

	Net Portfolio Value			NPV as a Percentage of Present Value of Assets
Change in Interest Rates (basis points)	Amount	Change	Percent Change	NPV Ratio	Increase (Decrease) (basis points)
	(Dollars in Thousands)

+300	$5,505	$(2,085)	(27%)	7.44%	(233)
+200	6,447	(1,143)	(15%)	8.54%	(123)
+100	7,171	(419)	(6%)	9.35%	(42)
+50	7,420	(171)	(2%)	9.61%	(16)
0	7,590	0	0%	9.77%	0
-50	7,672	82	1%	9.83%	6
-100	7,607	16	0%	9.72%	(5)

As indicated in the table above, the result of a 100 basis point increase in interest rates is estimated to decrease net portfolio value by 6%, 15% for a 200 basis point increase and 27% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. There is no estimated change in net portfolio value from the flat rate scenario to a 100 basis point decrease in interest rates. Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $2.4 million, including interest-earning deposits of $971,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.6 million at June 30, 2009. For a discussion of our expected other-than-temporary impairment charge relating to certain securities in our available for sale investment portfolio, see “Business-Investment Activities”. On June 30, 2009, we had $20.2 million of outstanding borrowings from the Federal Home Loan Bank of Boston, and the ability to borrow an additional $3.5 million from the Federal Home Loan Bank of Boston.

At June 30, 2009, we had $3.1 million in loan commitments outstanding, as compared to $1.6 million at June 30, 2008. The $1.5 million increase in the amount of loan commitments outstanding at June 30, 2009 compared to June 30, 2008 was primarily the result of a $1.5 million increase in commercial loans. We believe that continued emphasis on providing superior customer service in the commercial loan area combined with the curtailment of some commercial lending at large commercial banks has resulted in an increase in loan commitments.

Certificates of deposit due within one year of June 30, 2009 totaled $18.4 million, or 38.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

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

Capital Management. We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, Auburn Savings Bank exceeded all of its regulatory capital requirements. Auburn Savings Bank is considered “well-capitalized” under regulatory guidelines. See “Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirements,” and Note 11 to the Financial Statements attached hereto.

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

Impact of Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement was effective for the Company on July 1, 2008, with earlier adoption permitted for fiscal year 2008, and has not had a material impact on the Company’s financial statements. In February 2008, FASB issued FASB Staff Position (FSP) No. FAS 157-2 which delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities. In October 2008, FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Management has adopted FSP No. FAS 157-3 and there was no material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. The FSP provides guidance in determining when and how to use modeled values, as opposed to broker price quotes. The FSP should result in a greater use of models for estimating fair value, as well as more consistent approaches in modeling. This Statement was effective for interim and annual reporting periods ending after June 15, 2009. This Statement does not require any new fair value measurements. Management has adopted FSP No. FAS 157-4 and there was no material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. FAS 115-2 and FAS 124-2 are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about credit and noncredit components of impaired debt securities that are not expected to be sold. Under the FSP, for many securities with other than temporary impairment, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized through other comprehensive income or loss. The change is retroactive, meaning entities will reclassify amounts back into retained earnings related to non-credit-related market losses on certain investments held at the beginning of the period. This Statement was effective for interim and annual reporting periods ending after June 15, 2009. Management has adopted FSP No. FAS 115-2 and FAS 124-2 and there was no material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP No. FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value. This Statement was effective for interim and annual reporting periods ending after June 15, 2009. Management will be adding this interim disclosure to the Company’s quarterly reports beginning with the quarter ending September 30, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133. SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133. SFAS No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The disclosures required by SFAS No. 161 better convey the purpose of derivative use in terms of the risk that the entity is intending to manage, the fair values of the derivative instruments and their gains and losses in a tabular format, as well as information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management implemented SFAS No. 161, which did not have a material impact on the financial statements of the Company, as both derivative contracts expired in January and March 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of SFAS No. 165.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2009 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

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

(3)	Exhibits:

2.0	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan **
3.1	Charter of Auburn Bancorp, Inc. **
3.2	Bylaws of Auburn Bancorp, Inc. **
4.0	Specimen Stock Certificate of Auburn Bancorp, Inc. **
10.1	Auburn Savings Bank Employee Stock Ownership Plan and Trust *
10.2	ESOP Loan Commitment Letter and ESOP Loan Documents *
10.3	Employment Agreement between Auburn Savings Bank and Allen T. Sterling *
14.0	Code of Ethics *
21.1	Subsidiaries of Auburn Bancorp, Inc. **
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission to the Company’s Form 10-K filed on September 29, 2008 (File Number 000-53370).

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

Auburn Bancorp, Inc.
(Registrant)

Date: September 25, 2009	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Allen T. Sterling
Allen T. Sterling	President and Chief	September 25, 2009
Executive Officer

/s/ Rachel A. Haines
Rachel A. Haines	Principal Financial Officer	September 25, 2009

/s/ Claire D. Thompson
Claire D. Thompson	Director	September 25, 2009

/s/ Philip R. St. Pierre
Philip R. St. Pierre	Director	September 25, 2009

/s/ Bonnie G. Adams
Bonnie G. Adams	Director	September 25, 2009

/s/ Thomas J. Dean
Thomas J. Dean	Director	September 25, 2009

/s/ Peter E. Chalke
Peter E. Chalke	Director	September 25, 2009

/s/ M. Kelly Matzen
M. Kelly Matzen	Director	September 25, 2009

/s/ Sharon A. Millett
Sharon A. Millett	Director	September 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Auburn Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Auburn Bancorp, Inc and Subsidiary as of June 30, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn Bancorp, Inc. and Subsidiary as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Portland, Maine
September 25, 2009

PORTLAND, ME · BANGOR, ME · MANCHESTER, NH
www.BDMP.com

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2009 and 2008

	2009	2008

ASSETS

Cash and due from banks	$1,403,715	$1,782,970
Interest-earning deposits	970,921	229,517
Total cash and cash equivalents	2,374,636	2,012,487

Certificates of deposit	4,451,105	2,257,504

Investment securities available for sale, at fair value	1,564,775	1,433,732

Federal Home Loan Bank stock, at cost	1,147,000	901,100

Loans	62,574,299	57,021,649
Less allowance for loan losses	(385,181)	(345,550)
Net loans	62,189,118	56,676,099

Property and equipment, net	1,907,877	1,945,233

Foreclosed real estate	337,058	87,383

Accrued interest receivable:
Investments	33,487	23,725
Mortgage-backed securities	1,066	2,034
Loans	242,460	249,547

Prepaid expenses and other assets	182,128	710,448

Total assets	$74,430,710	$66,299,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$48,099,021	$46,073,155
Federal Home Loan Bank advances	20,150,000	15,350,000
Accrued interest and other liabilities	277,810	358,538
Total liabilities	68,526,831	61,781,693

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at June 30, 2009, none at June 30, 2008	5,033	—
Additional paid-in-capital	1,470,790	—
Retained earnings	4,611,470	4,566,433
Accumulated other comprehensive loss	(26,225)	(48,834)
Unearned compensation (ESOP shares)	(157,189)	—
Total stockholders’ equity	5,903,879	4,517,599

Total liabilities and stockholders’ equity	$74,430,710	$66,299,292

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended June 30, 2009 and 2008

	2009	2008

Interest and dividend income:
Interest on loans	$3,821,728	$3,735,671
Interest on investments and other interest-earning deposits	230,665	247,852
Dividends on Federal Home Loan Bank stock	12,496	51,955
Total interest and dividend income	4,064,889	4,035,478

Interest expense:
Interest on deposits and escrow accounts	1,274,914	1,638,767
Interest on Federal Home Loan Bank advances	752,643	742,596
Total interest expense	2,027,557	2,381,363

Net interest income	2,037,332	1,654,115

Provision for loan losses	90,378	29,312

Net interest income after provision for loan losses	1,946,954	1,624,803

Non-interest income:
Net gain on sales of loans	41,457	59,620
Net loss on sale of other assets	(16,534)	—
Other-than-temporary impairment of investment securities	(84,022)	(29,786)
Other non-interest income	102,464	143,998
Total non-interest income	43,365	173,832

Non-interest expenses:
Salaries and employee benefits	888,834	881,990
Occupancy expense	113,893	109,699
Depreciation	105,460	100,852
Federal deposit insurance premiums	30,694	5,330
Computer charges	149,549	146,874
Advertising expense	60,890	47,038
Consulting expense	48,997	37,270
Other operating expenses	480,108	241,930
Total non-interest expenses	1,878,425	1,570,983

Income before income taxes	111,894	227,652

Income tax expense	64,089	76,850

Net income	$47,805	$150,802

Net income per common share	$.11	N/A

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2009 and 2008

	Common Stock	Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Compensation (ESOP Shares)	Total

Balance, June 30, 2007	$—	$—	$4,362,193	$(12,392)	$—	$4,349,801

Comprehensive income
Net income	—	—	150,802	—	—	150,802
Other comprehensive income
Unrealized holding loss on securities, net of taxes of $(27,602)	—	—	—	(53,582)	—	(53,582)
Less reclassification adjustment for items included in net income, net of taxes of $8,830	—	—	—	17,140	—	17,140

Total comprehensive income	—	—	150,802	(36,442)	—	114,360
Effect of adoption of SFAS No. 156, net of tax effect of $17,812	—	—	53,438	—	—	53,438

Balance, June 30, 2008	$—	$—	$4,566,433	$(48,834)	$—	$4,517,599

Comprehensive income
Net income	—	—	47,805	—	—	47,805
Other comprehensive income
Unrealized holding loss on securities, net of taxes of $(12,952)	—	—	—	(25,143)	—	(25,143)
Less reclassification adjustment for items included in net income, net of taxes of $24,599	—	—	—	47,752	—	47,752

Total comprehensive income	—	—	47,805	22,609	—	70,414

Shares issued in public offering, net of offering costs of $766,504 (226,478 shares)	2,265	1,496,011	—	—	—	1,498,276
Shares issued to MHC (276,806 shares)	2,768	—	(2,768)	—	—	—
Capitalization of MHC	—	(25,000)	—	—	—	(25,000)
Shares purchased by ESOP (17,262 shares)	—	—	—	—	(172,620)	(172,620)
Common stock held by ESOP committed to be released (1,543 shares)	—	(221)	—	—	15,431	15,210

Balance, June 30, 2009	$5,033	$1,470,790	$4,611,470	$(26,225)	$(157,189)	$5,903,879

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended June 30, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income	$47,805	$150,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,460	100,852
Net accretion of discounts on investment securities available for sale	(11,671)	(3,816)
Provision for loan losses	90,378	29,312
Deferred income tax benefit	7,305	(58,762)
Other-than-temporary impairment on investment securities available for sale	84,022	29,786
Gain on sales of loans	(41,457)	(59,620)
Loss on foreclosed real estate	12,943	—
Loss on disposal of property and equipment	1,135	—
ESOP compensation expense	15,210	—
Net (increase) decrease in prepaid expenses and other assets	21,508	(78,114)
Net decrease (increase) in accrued interest receivable	(1,707)	2,227
Net increase (decrease) in accrued interest payable and other liabilities	(99,682)	142,544

Net cash provided by operating activities	231,249	255,211

Cash flows from investing activities:
Purchase of investment securities available for sale	(650,000)	(821,851)
Proceeds from maturities and principal paydowns on investment securities available for sale	480,864	1,671,497
Net change in certificates of deposit	(2,193,601)	(1,663,504)
Net increase in loans to customers	(5,824,558)	(3,934,643)
Purchase of Federal Home Loan Bank stock	(245,900)	—
Capital expenditures	(69,239)	(44,970)

Net cash used in investing activities	(8,502,434)	(4,793,471)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	5,500,000	4,721,000
Repayment of advances from Federal Home Loan Bank	(3,500,000)	(2,271,000)
Net change in short term borrowings	2,800,000	—
Net increase in deposits	2,025,866	1,194,229
Proceeds from issuance of common stock, net of offering costs	2,005,088	(506,812)
Capitalization of MHC	(25,000)	—
Cash provided to ESOP for purchases of shares	(172,620)	—

Net cash provided by financing activities	8,633,334	3,137,417

Net increase (decrease) in cash and cash equivalents	362,149	(1,400,843)

Cash and cash equivalents, beginning of year	2,012,487	3,413,330

Cash and cash equivalents, end of year	$2,374,636	$2,012,487

Supplementary cash flow information:
Cash paid during the period for:
Interest	$2,029,047	$2,385,917
Taxes	$143,046	$29,600
Transfer of loans to foreclosed real estate	$332,675	$—
Financed sale of foreclosed real estate	$70,057	$—

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

Nature of Business

Auburn Bancorp, Inc. (the “Company”), through its subsidiary, Auburn Savings Bank, FSB (the “Bank”) grants residential, consumer and commercial loans to customers primarily throughout the Lewiston/Auburn, Maine area. The Company is subject to competition from other financial institutions. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Reorganization

On January 11, 2008, the Board of Directors of the Company adopted a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”) under which the Bank would reorganize into a mutual holding company structure (the “Reorganization”). The Plan was subsequently approved by the Office of Thrift Supervision and a majority of the total votes eligible to be cast by voting members of the Bank. On August 15, 2008, the Bank completed the Reorganization. As part of the Reorganization, the Bank converted to a federal stock savings bank, the Bank became a wholly-owned subsidiary of Auburn Bancorp, Inc. (the “Stock Holding Company” or “the Company”), and the Stock Holding Company became a majority-owned subsidiary of Auburn Bancorp, MHC (the “MHC”). In connection with the Reorganization, the Stock Holding Company conducted a minority stock offering pursuant to which the Stock Holding Company sold 226,478 shares, or 45% of its common stock, at a price of $10.00 per share to eligible depositors and other members of the Company, an employee stock ownership plan (ESOP) and members of the general public in a subscription and community offering. In addition, the Stock Holding Company issued 276,806 shares, or 55% of its common stock, to the MHC.

The costs associated with the reorganization were deferred and deducted from the proceeds upon the sale and issuance of the stock. As of June 30, 2009 and 2008, reorganization costs totaled $766,504 and $506,812, respectively.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

1.	Summary of Significant Accounting Policies

The accounting policies of the Company are in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a description of the significant accounting policies.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and foreclosed real estate. In connection with the determination of the allowance for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

Significant Group Concentrations of Credit Risk

A substantial portion of loans are secured by real estate in the Lewiston/Auburn, Maine area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the Lewiston/Auburn, Maine area.

The Company’s policy for requiring collateral is to obtain security in excess of the amount borrowed. The amount of collateral obtained is based on management’s credit evaluation of the borrower. The Company requires appraisals of real property held as collateral. For consumer loans, collateral varies depending on the purpose of the loan. Collateral held for commercial loans consists primarily of real estate.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits.

The Company’s due from bank accounts, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk on cash and cash equivalents.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

Securities

The Company classifies its investments as available for sale. These assets are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of individual equity securities that are deemed to be other than temporary are reflected in earnings when identified. For individual debt securities where the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than- temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows is less than the amortized cost basis of the debt security. For individual debt securities where the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the balance sheet date.

In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Loan Servicing

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140, on July 1, 2007. In accordance with SFAS No. 156, the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. The effect of capitalizing loan servicing rights for loans sold and serviced was recorded as a cumulative effect adjustment at July 1, 2007.

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

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Derivative Financial Instruments

The Company has limited exposure to derivative financial instruments. In 2006, the Company entered into an interest rate floor and an interest rate cap agreement to manage its interest rate risk for movement in interest rates. The Company does not enter into derivative financial instruments for trading or speculative purposes.

The Company accounts for the interest rate floor and cap at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company does not use hedge accounting for the cap and floor and, therefore, changes in fair value of the agreements are reported in the statements of income. At June 30, 2009 and 2008, the total fair value of the interest rate floor and cap was $0 and $23,381, respectively, and is included on the balance sheet in prepaid expenses and other assets.

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

Employee Stock Ownership Plan (ESOP)

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in-capital. Allocated and committed-to-be released ESOP shares are considered outstanding for earnings per share calculations based on debt service payments. Other ESOP shares are excluded from earnings per share. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

Advertising

Advertising costs are expensed as incurred.

Earnings Per Share

Basic earnings per share is determined by dividing net income available to common stockholders by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Earnings per share is not applicable for the year ended June 30, 2008, as the Company did not become a public entity until August 15, 2008.

Earnings per share for the fiscal year ended June 30, 2009 is based on the following:

Fiscal Year Ended June 30, 2009

Net income	$47,805
Weighted average common shares outstanding	441,235
Less: Average unallocated ESOP shares	(14,153)

Adjusted weighted average common shares outstanding	427,082

Earnings per common share	$.11

The Company does not have any potential common shares, therefore diluted earnings per share is not applicable.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

Impact of Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement was effective for the Company on July 1, 2008, with earlier adoption permitted for fiscal year 2008, and has not had a material impact on the Company’s financial statements. In February 2008, FASB issued FASB Staff Position (FSP) No. FAS 157-2 which delays by one year the effective date of SFAS No. 157 for certain types of nonfinancial assets and nonfinancial liabilities. In October 2008, FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Management has adopted FSP No. FAS 157-3 and there was no material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. The FSP provides guidance in determining when and how to use modeled values, as opposed to broker price quotes. The FSP should result in a greater use of models for estimating fair value, as well as more consistent approaches in modeling. This Statement was effective for interim and annual reporting periods ending after June 15, 2009. This Statement does not require any new fair value measurements. Management has adopted FSP No. FAS 157-4 and there was no material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP No. FAS 115-2 and FAS 124-2 is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about credit and noncredit components of impaired debt securities that are not expected to be sold. Under the FSP, for many securities with other than temporary impairment, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized through other comprehensive income or loss. The change is retroactive, meaning entities will reclassify amounts back into retained earnings related to non-credit-related market losses on certain investments held at the beginning of the period. This Statement was effective for interim and annual reporting periods ending after June 15, 2009. Management has adopted FSP No. FAS 115-2 and FAS 124-2 and there was no material impact on the financial statements of the Company.

In April 2009, the FASB issued FSP No. FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value. This Statement was effective for interim and annual reporting periods ending after June 15, 2009. Management will be adding this interim disclosure to the Company’s quarterly reports beginning with the quarter ending September 30, 2009.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133. SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133. This Statement has the same scope as SFAS No. 133. SFAS No. 133 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The disclosures required by SFAS No. 161 better convey the purpose of derivative use in terms of the risk that the entity is intending to manage, the fair values of the derivative instruments and their gains and losses in a tabular format, as well as information about credit-risk-related contingent features. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management implemented SFAS No. 161, which did not have a material impact on the financial statements of the Company, as both derivative contracts expired in January and March 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of SFAS No. 165.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

2.	Cash and Due from Banks

The Company is required to maintain certain reserves of vault cash or deposits with the Federal Reserve Company. The amount of this reserve requirement, included in cash and due from banks, was approximately $250,000 as of June 30, 2009 and 2008, respectively.

3.	Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$1,370,276	$9,740	$(51,823)	$1,328,193
FHLMC mortgage-backed securities	27,940	260	—	28,200
FNMA mortgage-backed securities	196,295	3,344	(2,455)	197,184
U.S. Government sponsored enterprise securities	2	1,196	—	1,198
Corporate common stock	10,000	—	—	10,000
Total investment securities available for sale	$1,604,513	$14,540	$(54,278)	$1,564,775

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

June 30, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$986,305	$—	$(51,600)	$934,705
FHLMC mortgage-backed securities	107,519	1,193	—	108,712
FNMA mortgage-backed securities	338,082	2,704	(2,030)	338,756
Small Business Administration mortgage-backed securities	5,545	104	—	5,649
U.S. Government sponsored enterprise securities	60,272	—	(24,362)	35,910
Corporate common stock	10,000	—	—	10,000

Total investment securities available for sale	$1,507,723	$4,001	$(77,992)	$1,433,732

Investments with a fair value of approximately $1,564,800 and $1,433,700 at June 30, 2009 and 2008, respectively, are held in a custody account to secure certain deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$473,961	$473,961	$250,000	$249,775
Over 1 year through 5 years	496,315	444,492	741,850	690,579
After 5 years through 10 years	400,000	409,740	—	—
	1,370,276	1,328,193	991,850	940,354
Mortgage-backed securities	224,235	225,384	445,601	447,468

	$1,594,511	$1,553,577	$1,437,451	$1,387,822

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

Information pertaining to securities with gross unrealized losses at June 30, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2009
Corporate bonds	$—	$—	$496,315	$51,823	$496,315	$51,823
FNMA mortgage-backed securities	—	—	70,790	2,455	70,790	2,455

Total	$—	$—	$567,105	$54,278	$567,105	$54,278

June 30, 2008
Corporate bonds	$684,930	$51,375	$249,775	$225	$934,705	$51,600
FNMA mortgage-backed securities	—	—	144,066	2,030	144,066	2,030
U.S. Government sponsored enterprise securities	35,910	24,362	—	—	35,910	24,362

Total	$720,840	$75,737	$393,841	$2,255	$1,114,681	$77,992

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2009, three debt securities with unrealized losses have depreciated 10% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities. At June 30, 2008, the six debt securities with unrealized losses had depreciated 5% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition and the Company’s ability to hold such securities. The Company recorded an other-than-temporary impairment loss of $60,270 and $23,752 during 2009 on its U.S. Government sponsored enterprise securities and corporate bonds, respectively, and $29,786 during 2008 on its U.S. Government sponsored enterprise securities.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

For the years ended June 30, 2009 and 2008, there were no sales of securities available for sale.

4.	Loans

A summary of the balances of loans follows:

	2009	2008

Mortgage loans:
One to four family residential	$34,906,077	$32,739,226
Commercial	12,637,938	10,181,249
Construction	686,000	1,052,900
Equity lines of credit and loans	11,395,033	10,844,488
Undisbursed portion of construction loan	(134,032)	(320,904)

Subtotal	59,491,016	54,496,959

Commercial loans	2,509,675	2,102,720
Consumer loans	711,316	520,288

Total loans	62,712,007	57,119,967

Deferred loan origination costs	154,118	141,812
Deferred loan origination fees	(291,826)	(240,130)
Allowance for loan losses	(385,181)	(345,550)

Total loans, net	$62,189,118	$56,676,099

Nonaccrual loans amounted to $135,212 and $250,708 at June 30, 2009 and 2008, respectively. Interest income of $4,115 and $7,014 would have been recognized on these loans if interest had been accrued at June 30, 2009 and 2008, respectively.

An analysis of the allowance for loan losses follows:

	2009	2008

Balance at beginning of year	$345,550	$317,580
Provision for loan losses	90,378	29,312
Loans charged off	(50,747)	(1,342)

Balance at end of year	$385,181	$345,550

There were no impaired loans, as defined by SFAS No. 114, at June 30, 2009 and 2008, respectively.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

The Company was servicing for others mortgage loans of approximately $10,347,000 and $10,881,000 at June 30, 2009 and 2008, respectively.

The balance of mortgage servicing rights was $76,284 and $81,164 at June 30, 2009 and 2008, respectively.

There were no loans held for sale at June 30, 2009 and 2008.

5.	Property and Equipment

A summary of the cost and accumulated depreciation of property and equipment is as follows:

	2009	2008

Land and land improvements	$407,780	$407,780
Buildings	1,935,061	1,933,378
Furniture and fixtures	544,817	538,000

	2,887,658	2,879,158
Less accumulated depreciation	979,781	933,925

Net property and equipment	$1,907,877	$1,945,233

Following is a summary of estimated useful lives by asset category:

Estimated Useful Lives (Years)

Land and land improvements	15
Buildings	5 - 40
Furniture and fixtures	1 - 10

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

6.	Deposits

A summary of deposit balances, by type, follows:

	2009	2008

Demand accounts	$3,743,127	$3,017,560
Money market accounts	10,459,125	9,637,105
NOW accounts	2,346,519	2,079,669
Savings accounts	3,042,709	3,087,487
Certificates of deposit	18,038,128	19,684,753
Certificates of deposit, $100,000 and over	10,469,413	8,566,581

Total deposits	$48,099,021	$46,073,155

The scheduled maturities of time deposits are as follows:

	2009	2008

2009	$—	$21,855,012
2010	18,405,138	2,906,645
2011	6,901,670	1,947,996
2012	1,409,597	662,694
2013	1,204,555	878,987
2014	586,581	—

	$28,507,541	$28,251,334

A summary of interest expense on deposits is as follows:

	2009	2008

Demand accounts	$7,414	$3,672
Money market accounts	211,225	281,356
NOW accounts	20,690	14,817
Savings accounts	24,905	21,152
Certificates of deposit	1,010,680	1,317,770

	$1,274,914	$1,638,767

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

The Company maintains collateralization agreements with certain depositors whereby those deposits in excess of the federally insured limit are secured by an interest in the Company’s investment instruments maintained in a custodial account held by one of the Company’s custodians. As part of the collateralization agreement, the Company agrees to maintain the value of the collateral in the custodial account at a minimum level at least equal to 100% of the uninsured portion of these deposits. At June 30, 2009 and 2008, the value of the collateral in the custodial account was approximately $6,815,000 and $4,195,000, respectively, and the uninsured portion of the deposits was approximately $3,069,000 and $3,863,000, respectively.

7.	Federal Home Loan Bank Advances

Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB and qualifying first mortgages.

The Company’s fixed-rate advances of $20,150,000 and $15,350,000 at June 30, 2009 and 2008, respectively, mature through 2015. At June 30, 2009 and 2008, the interest rates on fixed-rate advances ranged from .31 percent to 6.56 percent and 2.50 percent to 6.56 percent, respectively.

The Company’s callable advance of $1,000,000 at June 30, 2009 matures in 2012. The rate is based on the three-month London Interbank Offer Rate (LIBOR). At June 30, 2009, the interest rate on this advance was 4.99 percent. The advance is callable on August 17, 2009 if LIBOR reaches 5.75 percent and quarterly thereafter through its maturity date.

At June 30, 2009, the Company also had $661,000 available under a long-term line of credit from the FHLB. There were no amounts drawn under this line at June 30, 2009.

The contractual maturities of advances are as follows:

	2009	2008

2009	$—	$3,700,000
2010	8,750,000	5,750,000
2011	3,650,000	2,650,000
2012	4,500,000	2,000,000
2013	750,000	750,000
2014	2,000,000	—
Thereafter	500,000	500,000

Total	$20,150,000	$15,350,000

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

8.	Income Taxes

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2009	2008

Current tax provision
Federal	$50,443	$129,012
State	6,341	6,600

	56,784	135,612

Deferred federal tax benefit	(11,379)	(67,995)
Change in valuation reserve	18,684	9,233

Deferred federal tax expense (benefit), net	7,305	(58,762)

Income tax expense	$64,089	$76,850

The income tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes, as follows:

	2009	2008

Expected income tax expense at federal tax rate (34%)	$38,044	$77,402
Increase (reduction) in income taxes resulting from:
Dividends received deduction	(12)	(670)
State tax, net of federal tax benefit	4,185	4,356
Valuation reserve	18,684	9,233
Other	3,188	(13,471)

Income tax expense	$64,089	$76,850

Effective income tax rate	57.3%	33.8%

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

The components of the net deferred tax liability, included in other assets, are as follows:

	2009	2008

Deferred tax assets:
Allowance for loan losses	$119,406	$117,487
Impairment loss on investments	35,280	9,233
Expense accruals	10,783	10,067
Unrealized losses on investment securities available for sale	13,510	25,158
Other	989	4,357

Total deferred tax assets	179,968	166,302

Valuation reserve against capital losses	(27,917)	(9,233)

Total deferred tax assets, net of valuation reserve	152,051	157,069

Deferred tax liabilities:
Difference between tax and book bases of property and equipment	(134,916)	(145,244)
Deferred loan fees	(76,566)	(73,015)
Mortgage servicing rights	(23,648)	27,596
Other	(5,976)	—

Total deferred tax liabilities	(241,106)	(245,855)

Net deferred tax liability	$(89,055)	$(88,786)

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	2009	2008

Balance at beginning of year	$9,233	$—
Change generated by current year’s operations	18,684	9,233

Balance at end of year	$27,917	$9,233

The Bank has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax assets, net of valuation reserve for capital losses.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

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

On July 1, 2008, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 have been applied to all tax positions of the Company as of July 1, 2008. Only tax positions that met the more-likely-than-not recognition threshold on July 1, 2008 were recognized or continue to be recognized upon adoption. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of FIN 48 had no impact on the balance of retained earnings as of July 1, 2008.

Although not currently under review, income tax returns for the years ended June 30, 2008, 2007 and 2006 are open to audit by federal and Maine authorities. If the Company, as a result of an audit, was assessed interest and penalties, the amounts would be recorded through income tax expense.

9.	Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and lines of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

At June 30, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2009	2008

Commitments to originate loans	$3,318,000	$1,933,000
Unadvanced portions of construction loans	134,000	321,000
Unadvanced portions of home equity loans	3,045,000	3,170,000
Unadvanced portions of commercial lines of credit	306,000	392,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Unfunded commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

Included in the above commitments to extend credit at June 30, 2009 were fixed rate commitments to grant loans of approximately $365,200 which expire in 30 days. Interest rates on these fixed rate commitments range from 5.75% to 6.00%. Commitments at June 30, 2009 also include fixed rate commitments amounting to $580,400 which expire 60 days from commitment date with fixed rate interest rates from 5.25% to 6.00%.

Included in the above commitments to extend credit at June 30, 2008 were fixed commitments to grant loans of approximately $1,130,000 which expire in 30 days. Interest rates on these fixed rate commitments range from 6.00% to 8.50%.

The Company has sold mortgage loans to the FHLB with a total outstanding balance of approximately $10,347,000 and $10,881,000 at June 30, 2009 and 2008, respectively. Under the terms of the agreement with the FHLB, the Company has a limited recourse obligation to the FHLB in the event the borrower defaults. At June 30, 2009 and 2008, the maximum recourse obligation totaled approximately $285,000 and $208,000, respectively.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

10.	Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

11.	Other Non-interest Income and Operating Expense

Other non-interest income and other operating expense include the following items greater than 1% of revenues.

	2009	2008
Other non-interest income:
Deposit fee income	$46,000		$42,000

Other operating expense:
Audits and examinations	$111,000	$	N/A
Legal fees	53,000		N/A

12.	Minimum Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to total assets (as defined). Management believes, as of June 30, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2009 and 2008, the most recent notification from the Office of Thrift Supervision categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and the Bank’s category. Actual capital amounts and ratios as of June 30, 2009 and 2008 are also presented in the table.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009

Total capital to risk weighted assets	$5,722,000	12.66%	$3,616,000	8.00%	$4,520,000	10.00%

Tier 1 capital to risk weighted assets	$5,622,000	11.81%	$1,808,000	4.00%	$2,712,000	6.00%

Tier 1 capital to total assets	$5,622,000	7.54%	$2,983,000	4.00%	$3,729,000	5.00%

June 30, 2008

Total capital to risk weighted assets	$4,688,000	11.54%	$3,249,000	8.00%	$4,062,000	10.00%

Tier 1 capital to risk weighted assets	$4,550,000	10.69%	$1,625,000	4.00%	$2,437,000	6.00%

Tier 1 capital to total assets	$4,550,000	6.85%	$2,655,000	4.00%	$3,319,000	5.00%

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009

Total capital to risk weighted assets	$6,046,000	13.38%	$3,616,000	8.00%	$4,520,000	10.00%

Tier 1 capital to risk weighted assets	$5,946,000	12.52%	$1,808,000	4.00%	$2,712,000	6.00%

Tier 1 capital to total assets	$5,946,000	7.97%	$2,983,000	4.00%	$3,729,000	5.00%

June 30, 2008 – Not applicable

The following table presents a reconciliation of capital determined using accounting principles generally accepted in the United States of America (GAAP) and regulatory capital amounts:

	Consolidated 2009	Bank 2009	Bank 2008

GAAP capital	$5,904,000	$5,580,000	$4,517,000
Net unrealized loss on certain securities available for sale, net of income taxes	42,000	42,000	33,000
Tier I Capital	5,946,000	5,622,000	4,550,000

Allowance for loan losses (excluding specific reserves)	385,000	385,000	346,000

Deduction for low-level recourse and residual interests	(285,000)	(285,000)	(208,000)

Total Risk-Based Capital	$6,046,000	$5,722,000	$4,688,000

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

13.	Employee Benefit Plans

401 (k) Plan

The Company has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the employee’s contribution, up to a maximum of 3 percent of an employee’s compensation contributed to the Plan. Matching contributions vest to the employee equally over a five-year period. For the years ended June 30, 2009 and 2008, expense attributable to the Plan amounted to $17,252 and $14,963, respectively.

Employee Stock Ownership Plan

All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. In August 2008, the Bank’s ESOP purchased 17,262 shares of common stock for $172,620. The Auburn Savings Bank ESOP Trust (the ESOP Trust) borrowed the loan amount of $172,620 from Auburn Bancorp, Inc., and the loan is repayable annually with a fixed interest rate of 5% for the term of fifteen years. The loan is secured by the shares purchased by the ESOP Trust. Participant’s benefits become fully vested after 5 years of service. The Bank’s contributions are the primary source of funds for the ESOP’s repayment of the loan. Principal and interest payments totaled $15,552 for the year ended June 30, 2009.

As of June 30, 2009, the remaining principal balance is payable as follows:

2010	$8,400
2011	8,820
2012	9,261
2013	9,724
2014	10,210
Thereafter	118,205
Total	$164,620

Shares held by the ESOP include the following at June 30, 2009:

Allocated	1,081
Unallocated	16,181
Total	17,262

Expense related to the ESOP for the year ended June 30, 2009 totaled approximately $15,000. The fair value of the unallocated shares as of June 30, 2009 was $157,189.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

14.	Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $303,300 at June 30, 2009 and $601,600 at June 30, 2008. During the years ended June 30, 2009 and 2008, total principal additions were $12,900 and $29,200, respectively, and total principal payments and deletions were $311,200 and $84,000, respectively.

Deposits from related parties held by the Company at June 30, 2009 and 2008 amounted to $1,014,100 and $1,601,700, respectively.

15.	Fair Value of Financial Instruments

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009, Using
	June 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment securities available for sale	$1,564,775	$—	$1,564,775	$—

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

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

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

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

Federal Home Loan Bank advances: The fair values of these borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Derivative financial instruments: The fair value of the interest rate cap and floor is based on quotations from dealers.

Off-balance-sheet instruments: The Company’s off-balance-sheet instruments consist of loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)

Financial assets
Cash and cash equivalents	$2,375	$2,375	$2,012	$2,012
Certificates of deposit	4,451	4,451	2,258	2,258
Securities available for sale	1,565	1,565	1,434	1,434
Federal Home Loan Bank stock	1,147	1,147	901	901
Loans, net	62,189	63,721	56,676	56,872
Accrued interest receivable	277	277	275	275
Interest rate floor and cap	—	—	23	23

Financial liabilities
Deposits	48,099	47,390	46,073	44,829
Federal Home Loan Bank advances	20,150	20,648	15,350	15,651

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

16.	Condensed Financial Information (Parent Company Only)

The following financial statements are for Auburn Bancorp, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Auburn Bancorp, Inc. and Subsidiary.

AUBURN BANCORP, INC. (PARENT COMPANY ONLY)
Balance Sheet
June 30, 2009

ASSETS

Cash and due from banks	$290,891
Due from subsidiary – Auburn Savings Bank	61,060
Investment in subsidiary – Auburn Savings Bank	5,580,376

Total assets	$5,932,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest and other liabilities	$28,448
Total liabilities	28,448

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at June 30, 2009, none at June 30, 2008	5,033
Additional paid-in-capital	1,470,790
Retained earnings	4,611,470
Accumulated other comprehensive loss	(26,225)
Unearned compensation (ESOP shares)	(157,189)
Total stockholders’ equity	5,903,879
Total liabilities and stockholders’ equity	$5,932,327

The investment in the subsidiary bank is carried under the equity method of accounting. The intercompany transactions and cash, which is on deposit with the Bank, have been eliminated in consolidation.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

AUBURN BANCORP, INC. (PARENT COMPANY ONLY)
Condensed Statement of Income
Year Ended June 30, 2009

Expense
Administrative and other	$181,622
Total expense	181,622

Loss before applicable income tax benefit and equity in undistributed net income of subsidiary	(181,622)

Applicable income tax benefit	62,537

Loss before equity in undistributed net income of subsidiary	(119,085)
Equity in undistributed net income of subsidiary	166,890

Net income	$47,805

AUBURN BANCORP, INC. (PARENT COMPANY ONLY) Condensed Statement of Cash Flows Year Ended June 30, 2009

Cash flows from operating activities
Net income	$47,805
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of subsidiary	(166,890)
ESOP compensation expense	15,210
Net increase in accrued expenses and other liabilities	28,448

Net cash flows used by operating activities	(75,427)

Cash flows from investing activities:
Initial investment in subsidiary – Auburn Savings Bank	(873,278)

Net cash used by investing activities	(873,278)

Cash flows from financing activities:
Advances to subsidiary	(61,060)
Proceeds from issuance of common stock, net of offering costs	2,005,088
Offering costs reimbursed to subsidiary	(506,812)
Capitalization of MHC	(25,000)
Cash provided to ESOP for purchase of shares	(172,620)

Net cash provided by financing activities	1,239,596

Net increase in cash	290,891

Cash at beginning of year	—

Cash at end of year	$290,891

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

17.	Subsequent Events

Subsequent events per SFAS No. 165 represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to stockholders and others for general use and reliance in a form and format that complies with GAAP.

Specifically, there are two types of subsequent events:

●
Those comprising events or transactions providing additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the financial statement preparation process (referred to as recognized subsequent events).

● Those comprising events that provide evidence about conditions not existing at the balance sheet date but, rather, that arose after such date (referred to as non-recognized subsequent events).

Subsequent events have been evaluated through September 25, 2009, the issuance date of the June 30, 2009 financial statements. As of June 30, 2009, the Company wrote down its CIT Group, Inc. corporate bond investment by $24,000. The entire investment was sold in July 2009 for an additional loss of $159,000.