Form 10-Q
period 2009-09-30
Auburn Bancorp, Inc.
filed 2009-11-13
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value, 503,284 shares outstanding as of November 13, 2009.

AUBURN BANCORP, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 30, 2009 (Unaudited) and June 30, 2009

ASSETS

	September 30,	June 30,
	2009	2009
	(Unaudited)

Cash and due from banks	$1,450,422	$1,403,715
Interest-earning deposits	1,891,716	970,921
Total cash and cash equivalents	3,342,138	2,374,636

Certificates of deposit	3,862,590	4,451,105

Investment securities available for sale, at fair value	1,116,444	1,564,775

Federal Home Loan Bank stock, at cost	1,200,700	1,147,000

Loans	64,785,847	62,574,299
Less allowance for loan losses	(403,029)	(385,181)
Net loans	64,382,818	62,189,118

Property and equipment, net	1,892,634	1,907,877
Foreclosed real estate	243,041	337,058
Accrued interest receivable:
Investments	40,547	33,487
Mortgage-backed securities	855	1,066
Loans	252,363	242,460

Prepaid expenses and other assets	219,360	182,128

Total assets	$76,553,490	$74,430,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits	$50,077,549	$48,099,021
Federal Home Loan Bank advances	20,388,112	20,150,000
Accrued interest and other liabilities	194,392	277,810
Total liabilities	70,660,053	68,526,831

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at September 30 and June 30, 2009	5,033	5,033
Additional paid-in-capital	1,470,560	1,470,790
Retained earnings	4,549,738	4,611,470
Accumulated other comprehensive income (loss)	21,249	(26,225)
Unearned compensation (ESOP shares)	(153,143)	(157,189)
Total stockholders’ equity	5,893,437	5,903,879

Total liabilities and stockholders’ equity	$76,553,490	$74,430,710

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
Three Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
Interest and dividend income:
Interest on loans	$965,444	$975,923
Interest on investments and other interest-earning deposits	46,731	48,492
Dividends on Federal Home Loan Bank stock	—	6,833
Total interest and dividend income	1,012,175	1,031,248

Interest expense:
Interest on deposits and escrow accounts	268,059	349,963
Interest on Federal Home Loan Bank advances	190,933	191,037
Total interest expense	458,992	541,000

Net interest income	553,183	490,248

Provision for loan losses	17,848	18,574

Net interest income after provision for loan losses	535,335	471,674

Non-interest income (loss):
Net gain on sales of loans	21,593	2,455
Net loss on sale of other assets	(6,914)	—
Net loss on sale of investment securities	(159,163)	—
Other-than-temporary impairment of investment securities	—	(60,270)
Other non-interest income	35,894	19,949

Total non-interest loss	(108,590)	(37,866)

Non-interest expenses:
Salaries and employee benefits	231,943	212,977
Occupancy expense	24,846	28,646
Depreciation	26,008	25,031
Federal deposit insurance premiums	52,363	3,387
Computer charges	45,467	41,409
Advertising expense	13,463	9,019
Consulting expense	13,975	9,651
Other operating expenses	110,061	65,423
Total non-interest expenses	518,126	395,543

Income (loss) before income taxes	(91,381)	38,265

Income tax expense (benefit)	(29,649)	31,200

Net income (loss)	$(61,732)	$7,065

Net income (loss) per common share	$(.13)	$.03

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2009 and 2008 (Unaudited)

	Common Stock	Additional Paid in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation (ESOP Shares)	Total
Balance, June 30, 2008	$-	$-	$4,566,433	$(48,834)	$-	$4,517,599

Comprehensive income
Net income	-	-	7,065	-	-	7,065
Other comprehensive loss
Unrealized holding loss on securities, net of taxes of $(23,928)	-	-	-	(46,449)	-	(46,449)

Less reclassification adjustment for items included in net income, net of taxes of $20,492	-	-	-	39,778	-	39,778

Total comprehensive income	-	-	7,065	(6,671)	-	394

Shares issued in public offering, net of offering costs of $766,504 (226,478 shares)	2,265	1,496,011	-	-	-	1,498,276

Shares issued to MHC (276,806 shares)	2,768	-	(2,768)	-		-
Capitalization of MHC	-	(25,000)	-	-	-	(25,000)
Shares purchased by ESOP (17,262 shares)	-	-	-	-	(172,620)	(172,620)
Common stock held by ESOP committed to be released (145 shares)	-	137	-	-	1,446	1,583

Balance, September 30, 2008	$5,033	$1,471,148	$4,570,730	$(55,505)	$(171,174)	$5,820,232

Balance, June 30, 2009	$5,033	$1,470,790	$4,611,470	$(26,225)	$(157,189)	$5,903,879

Comprehensive loss
Net loss	-	-	(61,732)	-	-	(61,732)
Other comprehensive income
Unrealized holding loss on securities, net of taxes of $(29,659)	-	-	-	(57,574)	-	(57,574)

Less reclassification adjustment for items included in net loss, net of taxes of $54,115	-		-	105,048	-	105,048

Total comprehensive loss	-	-	(61,732)	47,474	-	(14,258)

Common stock held by ESOP committed to be released (405 shares)	-	(230)	-	-	4,046	3,816

Balance, September 30, 2009	$5,033	$1,470,560	$4,549,738	$21,249	$(153,143)	$5,893,437

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Three Months Ended September 30, 2009 and 2008 (Unaudited)

	Three Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(61,732)	$7,065
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	26,008	25,031
Net accretion of discounts on investment securities available for sale	(2,100)	(1,799)
Provision for loan losses	17,848	18,574
Deferred income tax benefit	(11,380)	(7,014)
Loss on sale of investment securities available for sale	159,163	-
Other-than-temporary impairment on investment securities available for sale	-	60,270
Gain on sales of loans	(21,593)	(2,455)
Loss on sale of foreclosed real estate	6,914	-
ESOP compensation expense	3,816	1,583
Net decrease (increase) in prepaid expenses and other assets	(37,232)	18,690
Net increase in accrued interest receivable	(16,752)	(17,953)
Net decrease in accrued interest payable and other liabilities	(96,494)	(104,405)

Net cash used in operating activities	(33,534)	(2,413)

Cash flows from investing activities:
Purchase of investment securities available for sale	-	(250,000)
Proceeds from sales of investment securities available for sale	316,381	-
Proceeds from maturities and principal paydowns on investment securities available for sale	46,817	282,531
Net change in certificates of deposit	588,515	(195,547)
Net increase in loans to customers	(2,102,852)	(1,711,094)
Purchase of Federal Home Loan Bank stock	(53,700)	-
Capital expenditures	(10,765)	(17,961)

Net cash used in investing activities	(1,215,604)	(1,892,071)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	750,000	-
Repayment of advances from Federal Home Loan Bank	(500,000)	(250,000)
Net change in short term borrowings	(11,888)	(200,000)
Net increase in deposits	1,978,528	1,254,626
Proceeds from issuance of common stock, net of offering costs	-	2,005,088
Capitalization of MHC	-	(25,000)
Cash provided to ESOP for purchases of shares	-	(172,620)

Net cash provided by financing activities	2,216,640	2,612,094

Net increase in cash and cash equivalents	967,502	717,610

Cash and cash equivalents, beginning of period	2,374,636	2,012,487

Cash and cash equivalents, end of period	$3,342,138	$2,730,097

Supplementary cash flow information:
Cash paid during the period for:
Interest	$459,156	$541,467
Taxes	$6,300	$79,000
Transfer of loans to foreclosed real estate	$87,103	$-

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

1.	Basis of Presentation

The financial information included herein presents the financial condition and results of operations for Auburn Bancorp, Inc. and its wholly-owned subsidiary, Auburn Savings Bank, FSB as of September 30, 2009 and for the interim periods ended September 30, 2009 and 2008.  The financial information is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments that are necessary to make the financial statements not misleading for a fair presentation. The results shown for the three months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2009 included in the Company’s annual report on Form 10-K (File No. 000-53370).

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of foreclosed real estate. In connection with the determination of these estimates, management obtains independent appraisals for significant properties.

2.	Reorganization

On January 11, 2008, the Board of Directors of Auburn Savings Bank, FSB (the “Bank”) adopted a Plan of Reorganization From a Mutual Savings Bank to a Mutual Holding Company and Stock Issuance Plan (the “Plan”) under which the Bank reorganized into the mutual holding company structure. As part of the reorganization, the Bank converted to a federal stock savings bank and became a wholly-owned subsidiary of Auburn Bancorp, Inc. (the “Company”), and the Company became a majority-owned subsidiary of Auburn Mutual Holding Company (the “MHC”). In addition, the Company conducted a stock offering pursuant to federal laws and the rules and regulations of the Office of Thrift Supervision (“OTS”). Following completion of the reorganization and stock offering, the MHC owns 55.0% of the outstanding common stock of the Company and the minority public shareholders own 45.0%.  Shares of the Company’s common stock were offered on a first priority basis in a subscription offering to eligible account holders, tax-qualified employee plans, and other members of the Bank. Shares remaining after the conclusion of the subscription offering were offered for sale in a community offering. So long as the MHC is in existence, the MHC will be required to own at least a majority of the voting stock of the Company.

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

The Company may not declare or pay a cash dividend on, or repurchase any of its common stock, if the effect thereof would cause the regulatory capital of the Bank to be reduced below the amount required under OTS rules and regulations.

Auburn Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “ABBB.”

3.	Impact of Recent Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance with respect to interim disclosures of the fair value of financial instruments. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. FASB standards now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value. This was effective for interim and annual reporting periods ending after June 15, 2009.

In June 2009, the FASB issued amended guidance with respect to accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15,  2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of this statement and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. Under the Statement, The FASB Accounting Standards Codification (Codification) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification becomes non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification which has not had a material impact on the Company’s financial statements.

4.	Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate bond	$896,558	$40,346	$(13,025)	$923,879
FHLMC mortgage-backed securities	21,745	100	-	21,845
FNMA mortgage-backed securities	155,946	3,463	(2,007)	157,402
U.S. Government sponsored enterprise
securities	2	3,316	-	3,318
Corporate common stock	10,000	-	-	10,000

Total investment securities
available for sale	$1,084,251	$47,225	$(15,032)	$1,116,444

June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate bond	$1,370,276	$9,740	$(51,823)	$1,328,193
FHLMC mortgage-backed securities	27,940	260	-	28,200
FNMA mortgage-backed securities	196,295	3,344	(2,455)	197,184
U.S. Government sponsored enterprise
Securities	2	1,196	-	1,198
Corporate common stock	10,000	-	-	10,000

Total investment securities
available for sale	$1,604,513	$14,540	$(54,278)	$1,564,775

Investments with a fair value of approximately $1,116,400 and $1,564,800 at September 30, 2009 and June 30, 2009, respectively, are held in a custody account to secure certain deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009		June 30, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$-	$-	$473,961	$473,961
Over 1 year through 5 years	496,558	500,827	496,315	444,492
After 5 years through 10 years	400,000	423,052	400,000	409,740
	896,558	923,879	1,370,276	1,328,193
Mortgage-backed securities	177,691	179,247	224,235	225,384
	$1,074,249	$1,103,126	$1,594,511	$1,553,577

Information pertaining to securities with gross unrealized losses at September 30, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

September 30, 2009
Corporate bonds	$-	$-	$250,000	$13,025	$250,000	$13,025
FNMA mortgage-backed
securities	-	-	61,591	2,007	61,591	2,007

Total	$-	$-	$311,591	$15,032	$311,591	$15,032

June 30, 2009
Corporate bonds	$-	$-	$496,315	$51,823	$496,315	$51,823
FNMA mortgage-backed
securities	-	-	70,790	2,455	70,790	2,455

Total	$-	$-	$567,105	$54,278	$567,105	$54,278

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

At September 30, 2009, two debt securities with unrealized losses have depreciated 5% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities. At June 30, 2009, three debt securities with unrealized losses have depreciated 10% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition and the Company’s ability to hold such securities. The Company did not record an other-than-temporary impairment loss during the first fiscal quarter of 2009, but did record an other-than-temporary impairment loss of $60,270 during the first fiscal quarter of 2008 on its U.S. Government sponsored enterprise securities.

5.	Income (Loss) Per Share

Basic income (loss) per share is determined by dividing net income available to common stockholders by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Net income (loss) per common share for the three months ended September 30, 2009 and 2008 is based on the following:

	Three Months Ended September 30,
	2009	2008

Net income (loss)	$(61,732)	$7,065

Weighted average common shares outstanding	503,284	257,112
Less: Average unallocated ESOP shares	(15,314)	(8,768)

Adjusted weighted average common shares outstanding	487,970	248,344

Net income (loss) per common share	$(.13)	$.03

6.	Comprehensive Income or Loss

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

The components of total comprehensive income (loss) and related tax effects for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,
	2009	2008

Net income (loss)	$(61,732)	$7,065
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities available for
sale arising during the period	(87,233)	(70,377)
Reclassification adjustment for items included in net income	159,163	60,270
Tax effect	(24,456)	3,436
Other comprehensive gain (loss), net of tax	47,474	(6,671)
Total comprehensive income (loss)	$(14,258)	$394

7.	Employee Stock Ownership Plan

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Expense related to the ESOP for the three months ended September 30, 2009 and 2008 approximated $4,000 and $2,000, respectively.  The fair value of the unallocated shares as of September 30, 2009 and 2008 was $153,100 and $171,100, respectively.

8.	Impairment Write-Down on Investment Securities

In accordance with FASB guidance with respect to accounting for certain investments in debt and equity securities and SEC Staff Accounting Bulletin No. 59, Accounting for Non-current Marketable Securities, the Company determined that it would write down its investments in Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) common stock in the quarter ended September 30, 2008 as a result of the appointment of the Federal Housing Finance Agency as conservator over both of the entities.  The amount of the other-than-temporary impairment charge was $60,270, the total amount of such FNMA and FHLMC common stock on the Company’s books at that date.

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

9.	Fair Value Measurement

FASB standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The balances of financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009
Assets:
Investment securities available for sale
Corporate bond	$923,879	$	---	$923,879	$	---

FHLMC mortgage-backed securities	21,845		---	21,845		---
FNMA mortgage-backed securities	157,402		---	157,402		---
U.S. Government sponsored enterprise securities	3,318		---	3,318		---
Corporate common stock	10,000		---	10,000		---

	Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009
Assets:
Investment securities available for sale
Corporate bond	$1,328,193	$	---	$1,328,193	$	---

FHLMC mortgage-backed securities	28,200		---	28,200		---
FNMA mortgage-backed securities	197,184		---	197,184		---
U.S. Government sponsored enterprise securities	1,198		---	1,198		---
Corporate common stock	10,000		---	10,000		---

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

The Company did not have any material assets and liabilities measured at fair value on a non-recurring basis at September 30 and June 30, 2009.

GAAP requires disclosure of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The disclosure requirements exclude certain financial instruments and all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Federal Home Loan Bank advances: The fair values of these borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments: The Company's off-balance-sheet instruments consist of loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

The estimated fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

	September 30, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In thousands)
Financial assets
Cash and cash equivalents	$3,342	$3,342	$2,375	$2,375
Certificates of deposit	3,863	3,863	4,451	4,451
Securities available for sale	1,116	1,116	1,565	1,565
Federal Home Loan Bank stock	1,201	1,201	1,147	1,147
Loans, net	64,383	66,176	62,189	63,721
Accrued interest receivable	294	294	277	277

Financial liabilities
Deposits	50,078	49,393	48,099	47,390
Federal Home Loan Bank advances	20,388	20,937	20,150	20,648

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.  At September 30, 2009 and June 30, 2009, the Company analyzed specific watchlist loans and ascertained that no impairment recognition was warranted, as defined by FASB standards.

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

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

Total Assets. Total assets increased by $2.1 million, or 2.9%, from $74.4 million at June 30, 2009 to $76.5 million at September 30, 2009. This increase was largely the result of an increase of $2.2 million in the loan portfolio as well as an increase of $1.0 million in interest-earning deposits, partly offset by a reduction of $600,000 in certificate of deposit investments.

Cash and Cash Equivalents. Cash and correspondent bank balances increased by $1.0 million, or 40.7%, from $2.3 million at June 30, 2009 to $3.3 million at September 30, 2009.  This increase was primarily the result of the maturities of certificate of deposit investments.

Certificates of Deposit. Certificate of deposit balances at other banks decreased by $600,000, or 13.2%, from $4.5 million at June 30, 2009 to $3.9 million at September 30, 2009.  The Company had previously utilized low cost FHLB advances as a short-term strategy to invest in certificates of deposit, and those deposits are maturing.

Securities Available for Sale. Securities available for sale totaled $1.1 million at September 30, 2009, a decrease of $400,000, or 28.7%, from $1.5 million at June 30, 2009. This decrease was primarily the result of the sale of the CIT corporate bond.

Net Loans.  Net loans increased $2.2 million, or 3.5%, from $62.2 million at June 30, 2009 to $64.4 million at September 30, 2009. The majority of growth has been in commercial real estate and commercial loans, which increased $800,000, or 6.3% and $1.0 million, or 40.6% respectively. The increases were primarily due to the market demand for commercial real estate and commercial loans. Residential mortgage loans increased $68,000, or 0.2%, home equity loans increased $178,000, or 1.6% and consumer installment loans increased $128,000, or 17.9%, from June 30, 2009 to September 30, 2009.

Deposits and Borrowed Funds. Deposits increased $2.0 million, or 4.1%, from $48.1 million at June 30, 2009 to $50.1 million at September 30, 2009. Demand accounts decreased $616,000, or 16.5%.  NOW checking accounts increased $165,000, or 7.0%, and certificates of deposit increased $348,000, or 1.2%.  Money market accounts increased $1.8 million, or 17.4% and savings accounts increased $260,000 or 8.5%.  An increase in money market accounts resulted from the transfer of some maturing customer certificates of deposit and some large commercial checking account demand deposits being transferred and swept to money market accounts.

Total borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $238,000, or 1.2%, from $20.2 million at June 30, 2009 to $20.4 million at September 30, 2009.

Total Stockholders’ Equity. Total equity decreased $10,000, or 0.2%, during the quarter ended September 30, 2009, primarily as a result of the net loss of $62,000 partly offset by the increase in unrealized gains on investment securities, net of tax, of $47,000.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and September 30, 2008

Net Income. Net income decreased $69,000 to a net loss of $62,000 for the three months ended September 30, 2009 compared to net income of $7,000 for the three months ended September 30, 2008. The decrease was primarily the result of the $159,000 loss on sale on the CIT corporate bond, partly offset by an increase in net interest income of $63,000.

Net Interest Income. Net interest income increased $63,000, or 12.8%, from $490,000 for the three months ended September 30, 2008 to $553,000 for the three months ended September 30, 2009.   The increase was primarily due to an increase of $2.0 million in net average interest earning assets.

Interest and Dividend Income. Interest income decreased $19,000, or 1.8%, from $1.03 million for the three months ended September 30, 2008 to $1.01 million for the three months ended September 30, 2009.  This decrease was due principally to a decrease in yield, partly offset by a increase in the volume on interest-earning assets.  Interest income decreased by $11,000 on loans and $8,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.78% for the three months ended September 30, 2008 to 6.08% for the three months ended September 30, 2009. The average yield on investments, including securities, FHLB stock and interest-bearing deposits decreased from 4.19% for the three months ended September 30, 2008 to 2.26% for the three months ended September 30, 2009.

Interest Expense. Interest expense decreased by $82,000, or 15.2%, to $459,000 for the three months ended September 30, 2009 from $540,000 for the three months ended September 30, 2008.  The decrease was due to lower cost of funds.  While average deposit balances increased, the average cost of these deposits decreased from 3.16% to 2.35%. Average borrowings from FHLB also increased, however, the average cost of the borrowings decreased from 5.07% to 3.68%.

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

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
			Net
	Volume	Rate	change

Interest-earning assets:
Loans	$95,000	$(106,000)	$(11,000)
Investment securities	(2,000)	(3,000)	(5,000)
Federal Home Loan Bank stock	2,000	(8,000)	(6,000)
Interest-earning deposits	19,000	(16,000)	3,000
Total interest-earning assets	$114,000	$(133,000)	$(19,000)
Interest-bearing liabilities:
Savings deposits	$(2,000)	$2,000	$-
NOW accounts	1,000	(4,000)	(3,000)
Money market accounts	10,000	(31,000)	(21,000)
Certificates of deposit	(1,000)	(57,000)	(58,000)
Total deposits	8,000	(90,000)	(82,000)
Federal Home Loan Bank of Boston advances	60,000	(60,000)	-
Total interest-bearing liabilities	$68,000	$(150,000)	$(82,000)
Change in net interest income	$46,000	$(17,000)	$63,000

Provision for Loan Losses. The Company’s provision for loan losses decreased $1,000 from $19,000 for the three months ended September 30, 2008 to $18,000 for the three months ended September 30, 2009.  There were no loans charged off during the three months ended September 30, 2009 and none during the comparable period of 2008. The allowance for loan losses of $403,000 at September 30, 2009 represented 0.62% of total loans, compared to an allowance of $385,000, representing 0.62% of total loans at June 30, 2009. Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income (Loss). Total non-interest income decreased $71,000, or 186.8%, to a loss of $109,000 for the three months ended September 30, 2009, compared to a loss of $38,000 for the three months ended September 30, 2008. This decrease was primarily the result of a loss on a sale of the CIT corporate bond.

Non-interest Expenses. Non-interest expenses increased $123,000, or 31.0%, to $518,000 for the three months ended September 30, 2009, compared to $396,000 for the three months ended September 30, 2008. The increase was primarily the result of increases in FDIC insurance premiums and special assessments of $49,000, company expenses of $4,000 in advertising, $4,000 in compliance fees, $9,000 in independent audit, $10,000 in internal audit fees, and $14,000 in legal fees.  Salaries and benefits, computer charges and other operating expenses also increased commensurate with the growth of the Company.

Income Taxes. Income tax expense decreased by $61,000, to a tax benefit of $30,000 for the three months ended September 30, 2009, reflecting an effective tax rate of 32.4%, compared to a $31,000 expense for the three months ended September 30, 2008, reflecting an effective tax rate of 81.5%. The decrease in income taxes was due to pre-tax loss of $91,000 for the three months ended September 30, 2009 compared to pre-tax income of $38,000 for the comparable period of 2008, partly offset by capital losses in the three months ended September 30, 2008 for which the Company does not expect to receive a tax benefit.

Average Daily Balance Sheet.  The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  All average balances are daily average balances.  The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.  We do not accrue interest on loans in non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	For the Three Months Ended September 30
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)

Interest-earning assets:
Loans	$63,527	$965	6.08%	$57,591	$976	6.78%
Investment securities(1)	1,195	14	4.64%	1,373	19	5.60%
Federal Home Loan Bank stock	1,183	-	0.00%	901	7	3.03%
Interest-earning deposits	5,879	33	2.24%	3,011	29	3.89%
Total interest-earning assets	71,784	$1,012	5.64%	62,876	$1,031	6.56%
Non-interest-earning assets	4,126			4,233
Total assets	$75,910			$67,109

Interest-bearing liabilities:
Savings deposits	$3,284	$7	0.89%	$4,102	$7	0.68%
NOW accounts	2,490	5	0.76%	2,084	7	1.41%
Money market accounts	11,382	43	1.52%	9,674	64	2.66%
Certificates of deposit	28,397	213	3.00%	28,459	272	3.81%
Total interest-bearing deposits	45,553	268	2.35%	44,319	350	3.16%
FHLB advances	20,738	191	3.68%	15,077	191	5.07%
Total interest-bearing liabilities	$66,291	$459	2.77%	$59,396	$541	3.64%

Non-interest-bearing liabilities:
Demand deposits	$3,446			$2,570
Other non-interest-bearing liabilities	209			309
Total liabilities	69,946			62,275
Total capital	5,964			4,834
Total liabilities and capital	$75,910			$67,109

Net interest income		$553			$490
Net interest rate spread(2)			2.87%			2.92%
Net interest-earning assets(3)	$5,493			$3,480
Net interest margin(4)			3.08%			3.12%
Average of interest-earning assets to interest-bearing liabilities	108.29%			105.86%
__________________________________
(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-earning deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $3.3 million, including interest-earning deposits of $1.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.1 million at September 30, 2009, and certificates of deposit at other banks totaled $4.0 million. At September 30, 2009, we had $20.4 million of outstanding borrowings from FHLB, and the ability to borrow an additional $3.6 million.  FHLB Boston has disclosed, in its Annual Report on Form 10-K for the period ended December 31, 2008, that over time, current market trends may have a negative impact on FHLB Boston’s own liquidity.  We are currently exploring additional sources of liquidity that could complement FHLB borrowings in the future.

At September 30, 2009, the Company had $3.1 million in loan commitments outstanding and $4.0 million in unused lines of credit.

Certificates of deposit due to mature within one year of September 30, 2009 totaled $17.3 million, or 34.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

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

Capital Resources

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, the Bank exceeded all of our regulatory capital requirements. We are considered “well-capitalized” under regulatory guidelines.

The capital from the recent stock offering increased the Bank’s liquidity and capital resources. The initial level of liquidity is being reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loan originations and repaying a portion of our borrowings. Due to the increase in equity resulting from the capital raised in the stock offering, return on equity has been adversely affected as a result of the reorganization.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

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

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the quarter ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the period covered by the Form 10Q.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan **

3.1	Charter of Auburn Bancorp, Inc. **

3.2	Bylaws of Auburn Bancorp, Inc. **

4.1	Specimen Stock Certificate of Auburn Bancorp, Inc. **

10.1	Form of Auburn Savings Bank Employee Stock Ownership Plan and Trust **

10.2	Form of ESOP Loan Commitment Letter and ESOP Loan Documents **

10.3	Form of Employment Agreement between Auburn Savings Bank and Allen T. Sterling **

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

Auburn Bancorp, Inc.
(Registrant)

Date: November 13, 2009	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ Rachel A. Haines
Rachel A. Haines
Principal Financial Officer