Form 10-Q
period 2009-12-31
Auburn Bancorp, Inc.
filed 2010-02-12
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

or

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

Common Stock, $0.01 par value, 503,284 shares outstanding as of February 12, 2010.

AUBURN BANCORP, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
December 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2009 (Unaudited) and June 30, 2009

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Cash and due from banks	$2,079,859	$1,403,715
Interest-earning deposits	576,051	970,921
Total cash and cash equivalents	2,655,910	2,374,636

Certificates of deposit	494,000	4,451,105

Investment securities available for sale, at fair value	594,754	1,564,775

Federal Home Loan Bank stock, at cost	1,251,700	1,147,000

Loans	67,512,656	62,574,299
Less allowance for loan losses	(429,860)	(385,181)
Net loans	67,082,796	62,189,118

Property and equipment, net	1,871,596	1,907,877
Foreclosed real estate, net of reserve of $10,000 at December 31, 2009	495,857	337,058
Accrued interest receivable:
Investments	6,463	33,487
Mortgage-backed securities	714	1,066
Loans	248,990	242,460
Prepaid expenses and other assets	516,290	182,128

Total assets	$75,219,070	$74,430,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits	$50,402,558	$48,099,021
Federal Home Loan Bank advances	18,602,503	20,150,000
Accrued interest and other liabilities	262,634	277,810
Total liabilities	69,267,695	68,526,831

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at December 31 and June 30, 2009	5,033	5,033
Additional paid-in-capital	1,470,052	1,470,790
Retained earnings	4,629,381	4,611,470
Accumulated other comprehensive loss	(2,837)	(26,225)
Unearned compensation (ESOP shares)	(150,254)	(157,189)
Total stockholders’ equity	5,951,375	5,903,879

Total liabilities and stockholders’ equity	$75,219,070	$74,430,710

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three Months Ended December 31, 2009 and 2008

	Three Months Ended December 31,
	2009	2008
	(Unaudited)
Interest and dividend income:
Interest on loans	$1,020,311	$944,052
Interest on investments and other interest-earning deposits	33,360	62,714
Dividends on Federal Home Loan Bank stock	—	5,663
Total interest and dividend income	1,053,671	1,012,429

Interest expense:
Interest on deposits and escrow accounts	248,839	353,983
Interest on Federal Home Loan Bank advances	175,243	184,763
Total interest expense	424,082	538,746

Net interest income	629,589	473,683

Provision for loan losses	27,613	28,029

Net interest income after provision for loan losses	601,976	445,654

Non-interest income (loss):
Net gain on sales of loans	21,106	2,389
Net loss on sale of foreclosed real estate	(319)	—
Net gain on sale of investment securities	32,894	—
Other non-interest income	34,637	29,123
Total non-interest income	88,318	31,512

Non-interest expenses:
Salaries and employee benefits	234,924	232,806
Occupancy expense	25,740	31,472
Depreciation	24,392	25,882
Federal deposit insurance premiums	23,192	7,110
Computer charges	40,178	38,071
Advertising expense	16,719	11,363
Consulting expense	9,498	10,822
Net provision for losses on other real estate owned	10,000	—
Other operating expenses	179,435	142,169
Total non-interest expenses	564,078	499,695

Income (loss) before income taxes	126,216	(22,529)

Income tax expense (benefit)	46,573	(4,600)

Net income (loss)	$79,643	$(17,929)

Net income (loss) per common share	$.16	$(.04)

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Six Months Ended December 31, 2009 and 2008

	Six Months Ended December 31,
	2009	2008
	(Unaudited)
Interest and dividend income:
Interest on loans	$1,985,755	$1,919,975
Interest on investments and other interest-earning deposits	80,091	111,206
Dividends on Federal Home Loan Bank stock	—	12,496
Total interest and dividend income	2,065,846	2,043,677

Interest expense:
Interest on deposits and escrow accounts	516,898	703,947
Interest on Federal Home Loan Bank advances	366,176	375,800
Total interest expense	883,074	1,079,747

Net interest income	1,182,772	963,930

Provision for loan losses	45,461	46,603

Net interest income after provision for loan losses	1,137,311	917,327

Non-interest income (loss):
Net gain on sales of loans	42,699	4,844
Net loss on sale of foreclosed real estate	(7,233)	—
Net loss on sale of investment securities	(126,269)	—
Other-than-temporary impairment of investment securities	—	(60,270)
Other non-interest income	70,531	49,070

Total non-interest loss	(20,272)	(6,356)

Non-interest expenses:
Salaries and employee benefits	466,866	445,783
Occupancy expense	50,586	60,118
Depreciation	50,400	50,913
Federal deposit insurance premiums	75,556	10,497
Computer charges	85,646	79,480
Advertising expense	30,183	20,382
Consulting expense	23,473	20,472
Net provision for losses on other real estate owned	10,000	—
Other operating expenses	289,494	207,591
Total non-interest expenses	1,082,204	895,236

Income before income taxes	34,835	15,735

Income tax expense	16,924	26,600

Net income (loss)	$17,911	$(10,865)

Net income (loss) per common share	$.04	$(.03)

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended December 31, 2009 and 2008 (Unaudited)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation (ESOP Shares)	Total
Balance, June 30, 2008	$-	$-	$4,566,433	$(48,834)	$-	$4,517,599

Comprehensive loss
Net loss	-	-	(10,865)	-	-	(10,865)
Other comprehensive loss
Unrealized holding loss on securities, net of taxes of $(26,485)	-	-	-	(51,413)	-	(51,413)

Less reclassification adjustment for items included in net loss, net of taxes of $20,492	-	-	-	39,778	-	39,778

Total comprehensive loss	-	-	(10,865)	(11,635)	-	(22,500)

Shares issued in public offering, net of offering costs of $766,504 (226,478 shares)	2,265	1,496,011	-	-	-	1,498,276

Shares issued to MHC (276,806 shares)	2,768	-	(2,768)	-	-	-
Capitalization of MHC	-	(25,000)	-	-	-	(25,000)
Shares purchased by ESOP (17,262 shares)	-	-	-	-	(172,620)	(172,620)
Common stock held by ESOP committed to be released (432 shares)	-	192	-	-	4,323	4,515

Balance, December 31, 2008	$5,033	$1,471,203	$4,552,800	$(60,469)	$(168,297)	$5,800,270

Balance, June 30, 2009	$5,033	$1,470,790	$4,611,470	$(26,225)	$(157,189)	$5,903,879

Comprehensive income
Net income	-	-	17,911	-	-	17,911
Other comprehensive income
Unrealized holding gain on securities, net of taxes of $12,048	-	-	-	23,388	-	23,388
Total comprehensive income	-	-	17,911	23,388	-	41,299

Common stock held by ESOP committed to be released (694 shares)	-	(738)	-	-	6,935	6,197
Balance, December 31, 2009	$5,033	$1,470,052	$4,629,381	$(2,837)	$(150,254)	$5,951,375

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six Months Ended December 31, 2009 and 2008 (Unaudited)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$17,911	$(10,865)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	50,400	50,913
Net accretion of discounts on investment securities available for sale	(5,926)	(8,139)
Loss on disposal of property and equipment	-	615
Provision for loan losses	45,461	46,603
Net provision for losses on other real estate owned	10,000	-
Deferred income tax benefit	(11,380)	(7,949)
Loss on sale of investment securities available for sale	126,269	-
Other-than-temporary impairment on investment securities available for sale	-	60,270
Gain on sales of loans	(42,699)	(4,844)
Loss on sale of foreclosed real estate	7,233	-
Increase in loans held for sale	-	(230,274)
ESOP compensation expense	6,197	4,515
Net decrease (increase) in prepaid expenses and other assets	(334,162)	564,685
Net decrease in accrued interest receivable	20,846	8,884
Net decrease in accrued interest payable and other liabilities	(15,844)	(143,685)

Net cash provided by (used in) operating activities	(125,694)	330,729

Cash flows from investing activities:
Purchase of investment securities available for sale	-	(250,000)
Proceeds from sales of investment securities available for sale	800,499	-
Proceeds from maturities and principal paydowns on investment securities available for sale	84,615	312,170
Net change in certificates of deposit	3,957,105	(3,760,350)
Net increase in loans to customers	(5,072,472)	(3,201,791)
Purchase of Federal Home Loan Bank stock	(104,700)	(53,100)
Capital expenditures	(14,119)	(56,899)

Net cash used in investing activities	(349,072)	(7,009,970)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	4,250,000	500,000
Repayment of advances from Federal Home Loan Bank	(2,750,000)	(1,000,000)
Net change in short term borrowings	(3,047,497)	2,800,000
Net increase in deposits	2,303,537	2,356,259
Proceeds from issuance of common stock, net of offering costs	-	1,498,276
Capitalization of MHC	-	(25,000)
Cash provided to ESOP for purchases of shares	-	(172,620)

Net cash provided by financing activities	756,040	5,956,915

Net increase (decrease) in cash and cash equivalents	281,274	(722,326)

Cash and cash equivalents, beginning of period	2,374,636	2,012,487

Cash and cash equivalents, end of period	$2,655,910	$1,290,161

Supplementary cash flow information:
Cash paid during the period for:
Interest	$886,525	$1,078,939
Taxes	$6,300	$97,240
Transfer of loans to foreclosed real estate	$186,032	$221,857

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.         Basis of Presentation

The financial information included herein presents the consolidated financial condition and results of operations for Auburn Bancorp, Inc. and its wholly-owned subsidiary, Auburn Savings Bank, FSB, as of December 31, 2009 and for the interim periods ended December 31, 2009 and 2008.  The financial information is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments that are necessary to make the financial statements not misleading for a fair presentation. The results shown for the three and six months ended December 31, 2009 and 2008 are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K (File No. 000-53370) filed on September 28, 2009.

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

2.        Reorganization

On January 11, 2008, Auburn Savings Bank, FSB (the “Bank”) reorganized into the mutual holding company structure. As part of the reorganization, the Bank converted to a federal stock savings bank and became a wholly-owned subsidiary of Auburn Bancorp, Inc. (the “Company”), and the Company became a majority-owned subsidiary of Auburn Mutual Holding Company (the “MHC”). In addition, the Company conducted a stock offering.  Following completion of the reorganization and stock offering, the MHC owns 55.0% of the outstanding common stock of the Company and the minority public shareholders own 45.0%.  So long as the MHC is in existence, the MHC will be required to own at least a majority of the voting stock of the Company.

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

3.         Impact of Recent Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance with respect to interim disclosures of the fair value of financial instruments. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. FASB standards now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all financial instruments not measured on the balance sheet at fair value. This was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted this new guidance which did not have a material impact on our financial statements.

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

In June 2009, the FASB issued The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. Under the Statement, The FASB Accounting Standards Codification (Codification) has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification becomes non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification which has not had a material impact on the Company’s financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

4.        Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

December 31, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bond	$450,000	$7,646	$(15,800)	$441,846
FNMA mortgage-backed securities	139,053	2,939	(1,732)	140,260
U.S. Government sponsored enterprise securities	2	2,646	-	2,648
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$599,055	$13,231	$(17,532)	$594,754

June 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bond	$1,370,276	$9,740	$(51,823)	$1,328,193
FHLMC mortgage-backed securities	27,940	260	-	28,200
FNMA mortgage-backed securities	196,295	3,344	(2,455)	197,184
U.S. Government sponsored enterprise securities	2	1,196	-	1,198
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$1,604,513	$14,540	$(54,278)	$1,564,775

Investments with a fair value of approximately $594,800 and $1,564,800 at December 31, 2009 and June 30, 2009, respectively, are held in a custody account to secure certain deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009		June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$-	$-	$473,961	$473,961
Over 1 year through 5 years	250,000	234,200	496,315	444,492
After 5 years through 10 years	200,000	207,646	400,000	409,740
	450,000	441,846	1,370,276	1,328,193
Mortgage-backed securities	139,053	140,260	224,235	225,384

	$589,053	$582,106	$1,594,511	$1,553,577

Information pertaining to securities with gross unrealized losses at December 31, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2009
Corporate bonds	$-	$-	$250,000	$15,800	$250,000	$15,800
FNMA mortgage-backed securities	-	-	59,786	1,732	59,786	1,732

Total	$-	$-	$309,786	$17,532	$309,786	$17,532

June 30, 2009
Corporate bonds	$-	$-	$496,315	$51,823	$496,315	$51,823
FNMA mortgage-backed securities	-	-	70,790	2,455	70,790	2,455

Total	$-	$-	$567,105	$54,278	$567,105	$54,278

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

At December 31, 2009, two debt securities with unrealized losses had depreciated 6% in total from the amortized cost basis. These unrealized losses related principally to then current interest rates for similar types of securities compared to the underlying yields on these securities. At June 30, 2009, three debt securities with unrealized losses then depreciated 10% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition and the Company’s ability to hold such securities. The Company did not record an other-than-temporary impairment loss during the first two fiscal quarters of 2010, but did record an other-than-temporary impairment loss of $60,270 during the first fiscal quarter of 2009 on its U.S. Government sponsored enterprise securities.

5.        Income (Loss) Per Share

Basic income (loss) per share is determined by dividing net income by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Net income (loss) per common share for the three and six months ended December 31, 2009 and 2008 is based on the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net Income (loss)	$79,643	$(17,929)	$17,911	$(10,865)

Weighted average common shares outstanding	503,284	503,284	503,284	380,198
Less: Average unallocated ESOP shares	(15,122)	(17,083)	(15,315)	(12,934)

Adjusted weighted average common shares outstanding	488,162	486,201	487,969	367,264

Net income (loss) per common share	$0.16	$(0.04)	$0.04	$(0.03)

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

The components of total comprehensive income (loss) and related tax effects for the three and six months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Net income (loss)	$79,643	$(17,929)	$17,911	$(10,865)
Other comprehensive income (loss), net of tax:
Unrealized holding income (losses) on securities available for sale arising during the period	(36,494)	(7,521)	35,436	(77,898)

Reclassification adjustment for items included in net income (loss)	-	-	-	60,270

Tax effect	12,408	2,557	(12,048)	5,993
Other comprehensive income (loss), net of tax	(24,086)	(4,964)	23,388	(11,635)

Total comprehensive income (loss)	$55,557	$(22,893)	$41,299	$(22,500)

7.        Employee Stock Ownership Plan

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Expense related to the ESOP for the three months ended December 31, 2009 and 2008 approximated $3,000 and $2,000, respectively and for the six months ended December 31, 2009 and 2008 approximated $6,000 and $5,000, respectively.  The fair value of the unallocated shares as of December 31, 2009 and 2008 was $150,300 and $157,200, respectively.

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

9.        Fair Value Measurement

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The balances of financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Assets:
Investment securities available for sale
Corporate bond	$441,846	$—	$441,846	$—
FNMA mortgage-backed securities	140,260	—	140,260	—
U.S. Government sponsored enterprise securities	2,648	—	2,648	—
Corporate common stock	10,000	—	10,000	—

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009
Assets:
Investment securities available for sale
Corporate bond	$1,328,193	$—	$1,328,193	$—
FHLMC mortgage-backed securities	28,200	—	28,200	—
FNMA mortgage-backed securities	197,184	—	197,184	—
U.S. Government sponsored enterprise securities	1,198	—	1,198	—
Corporate common stock	10,000	—	10,000	—

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

The Company did not have any material financial assets and liabilities measured at fair value on a non-recurring basis at December 31 and June 30, 2009.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
Financial assets
Cash and cash equivalents	$2,656	$2,656	$2,375	$2,375
Certificates of deposit	494	494	4,451	4,451
Securities available for sale	595	595	1,565	1,565
Federal Home Loan Bank stock	1,252	1,252	1,147	1,147
Loans, net	67,083	69,037	62,189	63,721
Accrued interest receivable	256	256	277	277

Financial liabilities
Deposits	50,403	49,650	48,099	47,390
Federal Home Loan Bank advances	18,603	19,001	20,150	20,648

10.      Subsequent Events

Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to stockholders and others for general use and reliance in a form and format that complies with GAAP.

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

Subsequent events have been evaluated through February 12, 2010, the issuance date of the December 31, 2009 financial statements, and management determined there were no subsequent events to disclose.

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

           Expenses. The non-interest expenses we incur in operating our business consist of expenses for salaries and employee benefits, occupancy and equipment, data processing, marketing and advertising, professional services, FDIC insurance premiums and various other miscellaneous expenses. Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Forward-Looking Statements

           Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.”  These forward-looking statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these forward-looking statements as a result of any number of factors.  These factors include, but are not limited to, risks related to the Company’s continued ability to originate quality loans, fluctuation in interest rates, real estate conditions in the Company’s lending areas, changes in the securities or financial markets, changes in loan delinquency and charge-off rates, general and local economic conditions, the Company’s continued ability to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements, and changing regulatory requirements.  For more information about these factors, please see our Annual Report on Form 10-K filed on September 28, 2009.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.

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

           A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.  The allowance for loan losses includes specific reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that not all of the contractual interest and principal payments will be collected as scheduled in the loan agreement.  Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. As of December 31, 2009, one impaired loan was assigned a specific reserve of $8,425.  As of June 30, 2009, the Company ascertained that no impairment recognition was warranted.

           Management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in our loan portfolio at this time.  However, no assurances can be given that the level of the allowance will be sufficient to cover loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the appropriate level of the allowance.

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

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

           Total Assets. Total assets increased by $788,000, or 1.1%, from $74.4 million at June 30, 2009 to $75.2 million at December 31, 2009. This increase was largely the result of an increase of $4.9 million in the loan portfolio, partly offset by a reduction of $4.0 million in certificate of deposit investments.

           Cash and Cash Equivalents. Cash and correspondent bank balances increased by $281,000, or 11.8%, from $2.3 million at June 30, 2009 to $2.6 million at December 31, 2009.  This increase was primarily the result of the maturities of certificate of deposit investments.

           Certificates of Deposit. Certificate of deposit balances at other banks decreased by $4.0 million, or 88.9%, from $4.5 million at June 30, 2009 to $494,000 at December 31, 2009.  The Company had previously utilized low cost FHLB advances as a short-term strategy to invest in certificates of deposit, and those deposits have matured.

           Securities Available for Sale. Securities available for sale totaled $595,000 at December 31, 2009, a decrease of $1.0 million, or 62.0%, from $1.6 million at June 30, 2009. This decrease was primarily the result of the full sale of the CIT and American Express corporate bonds and partial sale of Goldman Sachs and General Electric corporate bonds.

           Net Loans.  Net loans increased $4.9 million, or 7.9%, from $62.2 million at June 30, 2009 to $67.1 million at December 31, 2009. The majority of loan growth has been in commercial real estate and commercial loans, which increased $1.2 million, or 9.9%, and $2.8 million, or 113.4%, respectively. The increases were primarily due to the market demand for commercial real estate and commercial loans. Residential mortgage loans increased $236,000, or 0.7%, home equity loans increased $195,000, or 1.7%, construction loans increased $500,000, or 72.9% and consumer installment loans increased $140,000, or 19.7%, from June 30, 2009 to December 31, 2009.

           Deposits and Borrowed Funds. Deposits increased $2.3 million, or 4.8%, from $48.1 million at June 30, 2009 to $50.4 million at December 31, 2009. Demand accounts decreased $535,000, or 14.3%.  NOW checking accounts increased $338,000, or 14.4%, and certificates of deposit decreased $278,000, or 1.0%.  Money market accounts increased $2.3 million, or 21.7% and savings accounts increased $506,000 or 16.6%.  An increase in money market accounts resulted from the transfer of some maturing customer certificates of deposit and some large commercial checking account demand deposits being transferred and swept to money market accounts.

           Total borrowings from the Federal Home Loan Bank of Boston (“FHLB”) decreased $1.5 million, or 7.7%, from $20.1 million at June 30, 2009 to $18.6 million at December 31, 2009.

           Total Stockholders’ Equity. Total equity increased $47,000, or 0.8%, during the six months ended December 31, 2009, primarily as a result of the net income of $18,000 and increase in unrealized gains on investment securities, net of tax, of $23,000.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and December 31, 2008

           Net Income. Net income increased $98,000 to $80,000 for the three months ended December 31, 2009 compared to a net loss of $18,000 for the three months ended December 31, 2008. The increase was primarily the result of higher net interest income and non-interest income partially offset by higher non-interest expenses.

           Net Interest Income.  Net interest income increased $156,000, or 32.9%, from $474,000 for the three months ended December 31, 2008 to $630,000 for the three months ended December 31, 2009.  The increase was primarily due to the increase in interest and dividend income of $41,000 and decrease in interest expense of $115,000.

           Interest and Dividend Income. Interest income increased $41,000, or 4.1%, from $1.01 million for the three months ended December 31, 2008 to $1.05 million for the three months ended December 31, 2009.  This increase was due principally to an increase in the volume of interest-earning assets, partly offset by a decrease in yield.  Interest income increased by $76,000 on loans and decreased $35,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.40% for the three months ended December 31, 2008 to 6.16% for the three months ended December 31, 2009. The average yield on investments, including securities, FHLB stock and interest-bearing deposits decreased from 4.07% for the three months ended December 31, 2008 to 2.19% for the three months ended December 31, 2009.

           Interest Expense. Interest expense decreased by $115,000, or 21.3%, to $424,000 for the three months ended December 31, 2009 from $539,000 for the three months ended December 31, 2008.  The decrease was due to lower cost of funds.  While average deposit balances increased, the average cost of these deposits decreased from 3.13% to 2.13%. Average borrowings from FHLB also increased; however, the average cost of the borrowings decreased from 4.83% to 3.44%.

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

	Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
	Volume	Rate	Net change

Interest-earning assets:
Loans	$167,000	$(91,000)	$76,000
Investment securities	(6,000)	(9,000)	(15,000)
Federal Home Loan Bank stock	4,000	(10,000)	(6,000)
Interest-earning deposits	(4,000)	(10,000)	(14,000)
Total interest-earning assets	$161,000	$(120,000)	$41,000
Interest-bearing liabilities:
Savings deposits	$1,000	$2,000	$3,000
NOW accounts	5,000	(9,000)	(4,000)
Money market accounts	31,000	(47,000)	(16,000)
Certificates of deposit	(16,000)	(72,000)	(88,000)
Total deposits	21,000	(126,000)	(105,000)
Federal Home Loan Bank of Boston advances	109,000	(119,000)	(10,000)
Total interest-bearing liabilities	$130,000	$(245,000)	$(115,000)
Change in net interest income	$31,000	$125,000	$156,000

           Provision for Loan Losses. The Company’s provision for loan losses remained at $28,000 for the three months ended December 31, 2008 and the three months ended December 31, 2009.  There was a $1,000 write down on a foreclosed motorcycle during the three months ended December 31, 2009 and $19,000 during the comparable period of 2008. The allowance for loan losses of $430,000 at December 31, 2009 represented 0.64% of total loans, compared to an allowance of $385,000, representing 0.62% of total loans at June 30, 2009. Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

           Non-interest Income. Total non-interest income increased $57,000, or 180.3%, to an income of $88,000 for the three months ended December 31, 2009, compared to an income of $32,000 for the three months ended December 31, 2008. This increase was primarily the result of a gain on a sale of three corporate bonds.

           Non-interest Expenses. Non-interest expenses increased $64,000, or 12.9%, to $564,000 for the three months ended December 31, 2009, compared to $500,000 for the three months ended December 31, 2008. The increase was primarily the result of increases in FDIC insurance premiums and special assessments of $16,000, company expenses of $5,000 in advertising, $8,000 in independent audit, $10,000 in internal audit fees, $8,000 in accounting expenses, and $10,000 for a net provision for other real estate owned.  Salaries and benefits, computer charges and other operating expenses also increased commensurate with the growth of the Company.

           Income Taxes. Income tax expense increased by $51,000, to a tax expense of $47,000 for the three months ended December 31, 2009, reflecting an effective tax rate of 36.9%, compared to a tax benefit of $5,000 for the three months ended December 31, 2008, reflecting an effective tax rate of 20.4%. The increase in income taxes was due to pre-tax income of $126,000 for the three months ended December 31, 2009 compared to pre-tax loss of $23,000 for the comparable period of 2008.

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

	For the Three Months Ended December 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$66,299	$1,020	6.16%	$59,030	$944	6.40%
Investment securities(1)	873	10	4.41%	1,276	25	7.78%
Federal Home Loan Bank stock	1,237	—	0.00%	907	6	2.50%
Interest-earning deposits	3,980	24	2.39%	4,545	37	3.33%
Total interest-earning assets	72,389	$1,054	5.82%	65,758	$1,012	6.16%
Non-interest-earning assets	4,327			3,854
Total assets	$76,716			$69,612

Interest-bearing liabilities:
Savings deposits	$3,468	$7	0.86%	$2,847	$5	0.63%
NOW accounts	2,663	5	0.78%	2,165	9	1.72%
Money market accounts	12,372	48	1.53%	9,993	63	2.52%
Certificates of deposit	28,337	189	2.67%	30,244	277	3.67%
Total interest-bearing deposits	46,840	249	2.13%	45,249	354	3.13%
FHLB advances	20,392	175	3.44%	15,290	185	4.83%
Total interest-bearing liabilities	$67,232	$424	2.52%	$60,539	$539	3.56%

Non-interest-bearing liabilities:
Demand deposits	$3,285			$3,037
Other non-interest-bearing
liabilities	178			164
Total liabilities	70,695			63,740
Total capital	6,021			5,872
Total liabilities and capital	$76,716			$69,612

Net interest income		$630			$474
Net interest rate spread(2)			3.30%			2.60%
Net interest-earning assets(3)	$5,157			$5,219
Net interest margin(4)			3.48%			2.88%
Average of interest-earning assets to interest-bearing liabilities	107.67%			108.62%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended December 31, 2009 and December 31, 2008

           Net Income. Net income increased $29,000 to a net income of $18,000 for the six months ended December 31, 2009 compared to a net loss of $11,000 for the six months ended December 31, 2008. The increase was primarily the result of higher net interest income partially offset by a higher non-interest loss and higher non-interest expense.

           Net Interest Income.  Net interest income increased $218,000, or 22.7%, from $964,000 for the six months ended December 31, 2008 to $1.2 million for the six months ended December 31, 2009.  The increase was primarily the result of a $196,000 decrease in interest expense and an increase in interest and dividend income of $22,000.

           Interest and Dividend Income. Interest and dividend income increased $22,000, or 1.1%, from $2.0 million for the six months ended December 31, 2008 to $2.1 million for the six months ended December 31, 2009.  This increase was due principally to an increase in the volume of interest-earning assets, partly offset by a decrease in yield.  Interest income increased by $66,000 on loans and decreased $44,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.59% for the six months ended December 31, 2008 to 6.12% for the six months ended December 31, 2009. The average yield on investments, including securities, FHLB stock and interest-bearing deposits decreased from 4.12% for the six months ended December 31, 2008 to 2.23% for the six months ended December 31, 2009.

           Interest Expense. Interest expense decreased by $196,000, or 18.2%, to $883,000 for the six months ended December 31, 2009 from $1.1 million for the six months ended December 31, 2008.  The decrease was due to lower cost of funds.  While average deposit balances increased, the average cost of these deposits decreased from 3.14% to 2.24%. Average borrowings from FHLB also increased; however, the average cost of the borrowings decreased from 4.95% to 3.56%.

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

	Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008
	Volume	Rate	Net change

Interest-earning assets:
Loans	$208,000	$(142,000)	$66,000
Investment securities	(8,000)	(12,000)	(20,000)
Federal Home Loan Bank stock	3,000	(16,000)	(13,000)
Interest-earning deposits	16,000	(27,000)	(11,000)
Total interest-earning assets	$220,000	$(198,000)	$22,000
Interest-bearing liabilities:
Savings deposits	$-	$4,000	$4,000
NOW accounts	3,000	(10,000)	(7,000)
Money market accounts	23,000	(60,000)	(37,000)
Certificates of deposit	(18,000)	(128,000)	(146,000)
Total deposits	8,000	(194,000)	(186,000)

Federal Home Loan Bank of Boston advances	111,000	(121,000)	(10,000)
Total interest-bearing liabilities	$120,000	$(316,000)	$(196,000)
Change in net interest income	$100,000	$118,000	$218,000

           Provision for Loan Losses. The Company’s provision for loan losses decreased $2,000 from $47,000 for the six months ended December 31, 2008 to $45,000 for the six months ended December 31, 2009.  There was a $1,000 write down on a foreclosed motorcycle during the six months ended December 31, 2009 and $19,000 during the comparable period of 2008. The allowance for loan losses of $430,000 at December 31, 2009 represented 0.64% of total loans, compared to an allowance of $385,000, representing 0.62% of total loans at June 30, 2009. Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

           Non-interest Loss. Total non-interest loss increased $14,000, or 218.9%, to a loss of $20,000 for the six months ended December 31, 2009, compared to a loss of $6,000 for the six months ended December 31, 2008. This increase was primarily the result of a loss on a sale of the CIT corporate bond, offset by gains on sales of three corporate bonds.

           Non-interest Expenses. Non-interest expenses increased $187,000, or 20.9%, to $1.1 million for the six months ended December 31, 2009, compared to $900,000 for the six months ended December 31, 2008. The increase was primarily the result of increases in FDIC insurance premiums and special assessments of $65,000, company expenses of $10,000 in advertising, $5,000 in compliance fees, $18,000 in independent audit, $20,000 in internal audit fees, $9,000 in legal fees and $11,000 in accounting expenses, and $10,000 for a net provision for losses on other real estate owned.  Salaries and benefits, computer charges and other operating expenses also increased commensurate with the growth of the Company.

           Income Taxes. Income tax expense decreased by $10,000, to a tax expense of $17,000 for the six months ended December 31, 2009, reflecting an effective tax rate of 48.6%, compared to a tax expense of $27,000 for the six months ended December 31, 2008, reflecting an effective tax rate of 169.0%. The decrease in income taxes was due to capital losses in the six months ended December 31, 2008 for which the Company does not expect to receive a tax benefit, partly offset by pre-tax income of $35,000 for the six months ended December 31, 2009 compared to pre-tax income of $16,000 for the comparable period of 2008.

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

	For the Six Months Ended December 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)

Interest-earning assets:
Loans	$64,913	$1,986	6.12%	$58,311	$1,920	6.59%
Investment securities(1)	1,034	23	4.55%	1,324	44	6.65%
Federal Home Loan Bank stock	1,210	-	0.00%	904	12	2.76%
Interest-earning deposits	4,930	57	2.30%	3,778	67	3.56%
Total interest-earning assets	72,087	$2,066	5.73%	64,317	$2,043	6.35%
Non-interest-earning assets	4,226			4,044
Total assets	$76,313			$68,361

Interest-bearing liabilities:
Savings deposits	$3,376	$15	0.88%	$3,475	$11	0.66%
NOW accounts	2,577	10	0.77%	2,124	17	1.57%
Money market accounts	11,877	90	1.52%	9,833	127	2.59%
Certificates of deposit	28,367	402	2.83%	29,352	549	3.74%
Total interest-bearing deposits	46,197	517	2.24%	44,784	704	3.14%
FHLB advances	20,565	366	3.56%	15,183	376	4.95%
Total interest-bearing liabilities	$66,762	$883	2.65%	$59,967	$1,080	3.60%

Non-interest-bearing liabilities:
Demand deposits	$3,366			$2,804
Other non-interest-bearing liabilities	193			237
Total liabilities	70,321			63,008
Total capital	5,992			5,353
Total liabilities and capital	$76,313			$68,361

Net interest income		$1,183			$964
Net interest rate spread(2)			3.09%			2.75%
Net interest-earning assets(3)	$5,325			$4,350
Net interest margin(4)			3.28%			3.00%
Average of interest-earning assets to interest-bearing liabilities	107.98%			107.25%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

           We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-earning deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $2.7 million, including interest-earning deposits of $600,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $600,000 at December 31, 2009, and certificates of deposit at other banks totaled $500,000. At December 31, 2009, we had $18.6 million of outstanding borrowings from FHLB, and the ability to borrow an additional $5.3 million.  FHLB Boston has disclosed in its Annual Report on Form 10-K for the period ended December 31, 2008, that over time, current market trends may have a negative impact on FHLB Boston’s own liquidity.  We are currently exploring additional sources of liquidity that could complement FHLB borrowings in the future.

           At December 31, 2009, the Company had $1.5 million in loan commitments outstanding and $4.9 million in unused lines of credit and unadvanced portions of construction loans.

           Certificates of deposit due to mature within one year of December 31, 2009 totaled $14.2 million, or 28.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

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

Capital Resources

           The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, the Bank exceeded all of our regulatory capital requirements. We are considered “well-capitalized” under regulatory guidelines.

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

           The Company did not repurchase any shares during the quarter ended December 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company’s Annual Meeting of Stockholders was held Tuesday, November 17, 2009.  At the Annual Meeting, Peter E. Chalke, Thomas J. Dean and Sharon A. Millett of the Company were elected as Directors, each to serve for a three-year term and until his or her successor is duly elected and qualified.  The Company’s continuing directors are Bonnie G. Adams and Claire D. Thompson, whose terms expire at the 2010 Annual Meeting of Stockholders, and M. Kelly Matzen, Allen T. Sterling and Philip R. St. Pierre, whose terms expire at the 2011 Annual Meeting of Stockholders

           Also at the Annual Meeting, the stockholders approved the Auburn Bancorp, Inc. 2009 Equity Incentive Plan and ratified the appointment of Berry, Dunn, McNeil & Parker as the Company’s independent registered public accounting firm for the fiscal year 2010.

           A tabulation of the votes cast for, against or withheld and of abstentions and broker non-votes as to each matter presented, including a separate tabulation with respect to each Director nominee, is set forth below:

Proposal 1. Election of three Directors, each for a three-year term.

Director Nominee	For	Withheld
Peter E. Chalke	414,757 95.5%	19,475 4.5%
Thomas J. Dean	414,732 95.5%	19,500 4.5%
Sharon A. Millett	414,757 95.5%	19,475 4.5%

Proposal 2. Approval of the Auburn Bancorp, Inc. 2009 Equity Incentive Plan.

For	375,269
Against	28,150
Abstain Broker Non-Votes	150 24,137

Proposal 3. Ratification of Appointment of Berry, Dunn, McNeil & Parker.

For	424,232
Against	10,000
Abstain Broker Non-Votes	0 0

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the period covered by the Form 10Q.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan **

3.1	Charter of Auburn Bancorp, Inc. **

3.2	Bylaws of Auburn Bancorp, Inc. **

4.1 10.1 10.2 10.3
Stock Certificate of Auburn Bancorp, Inc. **

Form of Auburn Savings Bank Employee Stock Ownership Plan and Trust **

Form of ESOP Loan Commitment Letter and ESOP Loan Documents **

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

Auburn Bancorp, Inc.
(Registrant)

Date: February 12, 2010	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer

Date: February 12, 2010	By:	/s/ Rachel A. Haines
Rachel A. Haines
Principal Financial Officer