Form 10-Q
period 2010-03-31
Auburn Bancorp, Inc.
filed 2010-05-14
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
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

Common Stock, $0.01 par value, 503,284 shares outstanding as of May 14, 2010.

AUBURN BANCORP, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2010 (Unaudited) and June 30, 2009

	March 31,	June 30,
	2010	2009
	(Unaudited)

ASSETS

Cash and due from banks	$1,668,521	$1,403,715
Interest-earning deposits	3,106,164	970,921
Total cash and cash equivalents	4,774,685	2,374,636

Certificates of deposit	199,000	4,451,105

Investment securities available for sale, at fair value	848,926	1,564,775

Federal Home Loan Bank stock, at cost	1,251,700	1,147,000

Loans	69,329,586	62,574,299
Less allowance for loan losses	(433,845)	(385,181)
Net loans	68,895,741	62,189,118

Property and equipment, net	1,857,364	1,907,877

Foreclosed real estate, net of reserve of $67,549 at March 31, 2010 and $0 at June 30, 2009	614,367	337,058
Accrued interest receivable:
Investments	6,423	33,487
Mortgage-backed securities	655	1,066
Loans	270,839	242,460
Prepaid expenses and other assets	502,741	182,128

Total assets	$79,222,441	$74,430,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$55,378,048	$48,099,021
Federal Home Loan Bank advances	17,566,646	20,150,000
Accrued interest and other liabilities	285,397	277,810
Total liabilities	73,230,091	68,526,831

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at March 31, 2010 and June 30, 2009	5,033	5,033
Additional paid-in-capital	1,469,396	1,470,790
Retained earnings	4,666,973	4,611,470
Accumulated other comprehensive loss	(1,688)	(26,225)
Unearned compensation (ESOP shares)	(147,364)	(157,189)
Total stockholders’ equity	5,992,350	5,903,879

Total liabilities and stockholders’ equity	$79,222,441	$74,430,710

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Interest and dividend income:
Interest on loans	$1,017,086	$939,745
Interest on investments and other interest-earning deposits	9,526	62,972
Total interest and dividend income	1,026,612	1,002,717

Interest expense:
Interest on deposits and escrow accounts	243,442	297,597
Interest on Federal Home Loan Bank advances	168,146	187,462
Total interest expense	411,588	485,059

Net interest income	615,024	517,658

Provision for loan losses	3,985	7,052

Net interest income after provision for loan losses	611,039	510,606

Non-interest income (loss):
Net gain on sales of loans	16,510	27,527
Net loss on sale of foreclosed real estate	—	(14,754)
Other non-interest income	37,431	19,108
Total non-interest income	53,941	31,881

Non-interest expenses:
Salaries and employee benefits	256,297	223,717
Occupancy expense	23,463	26,374
Depreciation	22,800	26,915
Federal deposit insurance premiums	29,114	8,770
Computer charges	47,280	37,013
Advertising expense	20,043	22,259
Consulting expense	13,073	16,152
Net provision for losses on foreclosed real estate	57,549	—
Other operating expenses	138,950	128,745
Total non-interest expenses	608,569	489,945

Income before income taxes	56,411	52,542

Income tax expense	18,820	21,238

Net income	$37,591	$31,304

Net income per common share	$.08	$.06

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Nine Months Ended March 31, 2010 and 2009

	Nine Months Ended March 31,
	2010	2009
	(Unaudited)
Interest and dividend income:
Interest on loans	$3,002,841	$2,859,720
Interest on investments and other interest-earning deposits	89,616	174,178
Dividends on Federal Home Loan Bank stock	—	12,496
Total interest and dividend income	3,092,457	3,046,394

Interest expense:
Interest on deposits and escrow accounts	760,340	1,001,544
Interest on Federal Home Loan Bank advances	534,322	563,262
Total interest expense	1,294,662	1,564,806

Net interest income	1,797,795	1,481,588

Provision for loan losses	49,446	53,655

Net interest income after provision for loan losses	1,748,349	1,427,933

Non-interest income (loss):
Net gain on sales of loans	59,209	32,371
Net loss on sale of other assets	—	(15,355)
Net loss on sale of investment securities	(126,269)	—
Other-than-temporary impairment of investment securities	—	(60,270)
Other non-interest income	107,962	68,178

Total non-interest income	40,902	24,924

Non-interest expenses:
Salaries and employee benefits	723,163	669,500
Occupancy expense	74,049	86,492
Depreciation	73,200	77,828
Federal deposit insurance premiums	104,670	19,267
Computer charges	132,926	116,492
Advertising expense	50,225	42,641
Consulting expense	36,546	36,624
Net provision for losses on foreclosed real estate	67,549	—
Other operating expenses	435,676	335,733
Total non-interest expenses	1,698,004	1,384,577

Income before income taxes	91,247	68,280

Income tax expense	35,744	47,838

Net income	$55,503	$20,442

Net income per common share	$.11	$.05

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2010 and 2009 (Unaudited)

	Common Stock	Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation (ESOP Shares)	Total

Balance, June 30, 2008	$-	$-	$4,566,433	$(48,834)	$-	$4,517,599

Comprehensive loss
Net income	-	-	20,442	-	-	20,442
Other comprehensive loss
Unrealized holding loss on securities, net of taxes of $(17,781)	-	-	-	(34,516)	-	(34,516)

Total comprehensive loss	-	-	20,442	(34,516)	-	(14,074)

Shares issued in public offering, net of offering costs of $766,504 (226,478 shares)	2,265	1,496,011	-	-	-	1,498,276

Shares issued to MHC (276,806 shares)	2,768	-	(2,768)	-	-	-
Capitalization of MHC	-	(25,000)	-	-	-	(25,000)
Shares purchased by ESOP (17,262 shares)	-	-	-	-	(172,620)	(172,620)
Common stock held by ESOP committed to be released (1,312) shares)	-	(186)	-	-	13,120	12,934

Balance, March 31, 2009 (unaudited)	$5,033	$1,470,825	$4,584,107	$(83,350)	$(159,500)	$5,817,115

Balance, June 30, 2009	$5,033	$1,470,790	$4,611,470	$(26,225)	$(157,189)	$5,903,879

Comprehensive income
Net income	-	-	55,503	-	-	55,503
Other comprehensive income
Unrealized holding gain on securities, net of taxes of $12,640	-	-	-	24,537	-	24,537

Total comprehensive income	-	-	55,503	24,537	-	80,040

Common stock held by ESOP committed to be released (983 shares)	-	(1,394)	-	-	9,825	8,431

Balance, March 31, 2010 (unaudited)	$5,033	$1,469,396	$4,666,973	$(1,688)	$(147,364)	$5,992,350

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2010 and 2009 (Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$55,503	$20,442
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	73,200	77,828
Net accretion of discounts on investment securities available for sale	(1,044)	(9,931)
Provision for loan losses	49,446	53,655
Net provision for losses on foreclosed real estate	67,549	-
Deferred income tax benefit	(11,380)	-
Loss on sale of investment securities available for sale	126,269	-
Other-than-temporary impairment on investment securities available for sale	-	60,270
Gain on sales of loans	(59,209)	(32,371)
ESOP compensation expense	8,431	12,934
Net decrease (increase) in prepaid expenses and other assets	(320,613)	569,130
Net decrease in accrued interest receivable	(904)	(3,030)
Net increase (decrease) in accrued interest payable and other liabilities	6,327	(136,049)

Net cash (used in) provided by operating activities	(6,425)	612,878

Cash flows from investing activities:
Purchase of investment securities available for sale	(263,370)	(250,000)
Proceeds from sales of investment securities available for sale	800,499	-
Proceeds from maturities and principal paydowns on investment securities available for sale	89,777	374,614
Proceeds from sale of foreclosed real estate	-	70,057
Net change in certificates of deposit	4,253,000	(3,073,116)
Net increase in loans to customers	(7,041,718)	(4,630,349)
Purchase of Federal Home Loan Bank stock	(104,700)	(193,900)
Capital expenditures	(22,687)	(63,608)

Net cash used in investing activities	(2,289,199)	(7,766,302)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	3,500,000	4,500,000
Repayment of advances from Federal Home Loan Bank	(3,750,000)	(3,000,000)
Net change in short term borrowings	(2,333,354)	2,800,000
Net increase in deposits	7,279,027	1,362,770
Proceeds from issuance of common stock, net of offering costs	-	1,498,276
Capitalization of MHC	-	(25,000)
Cash provided to ESOP for purchases of shares	-	(172,620)

Net cash provided by financing activities	4,695,673	6,963,426

Net increase (decrease) in cash and cash equivalents	2,400,049	(189,998)

Cash and cash equivalents, beginning of period	2,374,636	2,012,487

Cash and cash equivalents, end of period	$4,774,685	$1,822,489

Supplementary cash flow information:
Cash paid during the period for:
Interest	$1,301,106	$1,564,982
Taxes	$26,177	$120,143
Transfer of loans to foreclosed real estate	$344,858	$197,951

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.        Basis of Presentation

The financial information included herein presents the consolidated financial condition and results of operations for Auburn Bancorp, Inc. and its wholly-owned subsidiary, Auburn Savings Bank, FSB, as of March 31, 2010 and as of June 30, 2009, and for the interim periods ended March 31, 2010 and 2009.  Except for the June 30, 2009 Consolidated Balance Sheet, the financial information is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments that are necessary to make the financial statements not misleading for a fair presentation. The results shown for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be obtained for a full year. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K (File No. 000-53370) filed on September 28, 2009.

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

3.        Impact of Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued amended guidance with respect to accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of this Statement and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning July 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s financial statements.

4.        Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

March 31, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bond	$712,532	$10,384	$(17,352)	$705,564
FNMA mortgage-backed securities	128,952	2,946	(854)	131,044
U.S. Government sponsored enterprise securities	2	2,316	-	2,318
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$851,486	$15,646	$(18,206)	$848,926

June 30, 2009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bond	$1,370,276	$9,740	$(51,823)	$1,328,193
FHLMC mortgage-backed securities	27,940	260	-	28,200
FNMA mortgage-backed securities	196,295	3,344	(2,455)	197,184
U.S. Government sponsored enterprise securities	2	1,196	-	1,198
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$1,604,513	$14,540	$(54,278)	$1,564,775

Investments with a fair value of approximately $848,900 and $1,564,800 at March 31, 2010 and June 30, 2009, respectively, are held in a custody account to secure certain deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010		June 30, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$-	$-	$473,961	$473,961
Over 1 year through 5 years	512,532	495,180	496,315	444,492
After 5 years through 10 years	200,000	210,384	400,000	409,740
	712,532	705,564	1,370,276	1,328,193
Mortgage-backed securities	128,952	131,044	224,235	225,384

	$841,484	$836,608	$1,594,511	$1,553,577

Information pertaining to securities with gross unrealized losses at March 31, 2010 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2010
Corporate bonds	$-	$-	$512,532	$17,352	$512,532	$17,352
FNMA mortgage-backed securities	-	-	57,939	854	57,939	854

Total	$-	$-	$570,471	$18,206	$570,471	$18,206

June 30, 2009
Corporate bonds	$-	$-	$496,315	$51,823	$496,315	$51,823
FNMA mortgage-backed securities	-	-	70,790	2,455	70,790	2,455

Total	$-	$-	$567,105	$54,278	$567,105	$54,278

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

At March 31, 2010, three debt securities with unrealized losses had depreciated 3% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities. At June 30, 2009, three debt securities with unrealized losses then depreciated 10% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition and the Company’s ability to hold such securities. The Company did not record an other-than-temporary impairment loss during the three fiscal quarters of 2010, but did record an other-than-temporary impairment loss of $60,270 during the first fiscal quarter of 2009 on its U.S. Government sponsored enterprise securities.

5.        Income Per Share

Basic income per share is determined by dividing net income by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Net income per common share for the three and nine months ended March 31, 2010 and 2009 is based on the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Net Income	$37,591	$31,304	$55,503	$20,442

Weighted average common shares outstanding	503,284	503,284	503,284	420,628
Less: Average unallocated ESOP shares	(14,833)	(15,950)	(15,157)	(13,633)

Adjusted weighted average common shares outstanding	488,451	487,334	488,127	406,995

Net income per common share	$0.08	$0.06	$0.11	$0.05

6.        Comprehensive Income or Loss

GAAP requires that recognized revenue, expenses, gains, and losses be included in net income or loss.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss.

The components of total comprehensive income (loss) and related tax effects for the three and nine months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Net income	$37,591	$31,304	$55,503	$20,442
Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) on securities available for sale arising during the period	1,741	(52,297)	(89,092)	(112,567)

Reclassification adjustment for items included in net income	-	-	126,269	60,270

Tax effect	(592)	17,781	(12,640)	17,781
Other comprehensive income (loss), net of tax	1,149	(34,516)	24,537	(34,516)

Total comprehensive income (loss)	$38,740	$(3,212)	$80,040	$(14,074)

7.        Employee Stock Ownership Plan

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Expense related to the ESOP for the three months ended March 31, 2010 and 2009 approximated $2,000 for both periods and for the nine months ended March 31, 2010 and 2009 approximated $8,000 and $13,000, respectively.  The fair value of the unallocated shares as of March 31, 2010 and 2009 was $147,400 and $159,500, respectively.

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

The balances of financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2010
Assets:
Investment securities available for sale Corporate bond	$705,564	$ ---	$705,564	$ ---
FNMA mortgage-backed securities	131,044	---	131,044	---
U.S. Government sponsored enterprise securities	2,318	---	2,318	---
Corporate common stock	10,000	---	10,000	---

		Fair Value Measurements Using
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2009
Assets:
Investment securities available for sale Corporate bond	$1,328,193	$ ---	$1,328,193	$ ---
FHLMC mortgage-backed securities	28,200	---	28,200	---
FNMA mortgage-backed securities	197,184	---	197,184	---
U.S. Government sponsored enterprise securities	1,198	---	1,198	---
Corporate common stock	10,000	---	10,000	---

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

The Company did not have any material financial assets and liabilities measured at fair value on a non-recurring basis at March 31, 2010 and June 30, 2009.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets
Cash and cash equivalents	$4,775	$4,775	$2,375	$2,375
Certificates of deposit	199	199	4,451	4,451
Securities available for sale	849	849	1,565	1,565
Federal Home Loan Bank stock	1,252	1,252	1,147	1,147
Loans, net	68,896	71,003	62,189	63,721
Accrued interest receivable	278	278	277	277

Financial liabilities
Deposits	55,378	54,506	48,099	47,390
Federal Home Loan Bank advances	17,567	17,976	20,150	20,648

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

Subsequent events have been evaluated through the issuance date of the March 31, 2010 financial statements, and management determined there were no subsequent events to disclose.

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

           A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.  The allowance for loan losses includes specific reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that not all of the contractual interest and principal payments will be collected as scheduled in the loan agreement.  Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. As of March 31, 2010, one impaired loan was assigned a specific reserve of $10,893.  Additionally, the Company has recognized impairment of value on three properties held and reported as Foreclose Real Estate. Specific reserves totaling $56,655 have been assigned as of March 31, 2010. As of June 30, 2009, the Company ascertained that no impairment recognition was warranted.

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

            Securities.  We classify our investments as available for sale. These assets are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of individual equity securities that are deemed to be other than temporary are reflected in earnings when identified. For individual debt securities where the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary decline in the fair value of the debt security related to 1) credit loss is recognized in earnings and 2) other factors is recognized in other comprehensive income or loss. Credit loss is deemed to exist if the present value of expected future cash flows using the effective rate at date of acquisition is less than the amortized cost basis of the debt security. For individual debt securities where the Bank intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the balance sheet date.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

           Total Assets. Total assets increased by $4.8 million, or 6.4%, from $74.4 million at June 30, 2009 to $79.2 million at March 31, 2010. This increase was largely the result of an increase of $6.7 million in the loan portfolio and a $2.4 million increase in cash and cash equivalents, partly offset by a reduction of $4.3 million in certificate of deposit investments.

            Cash and Cash Equivalents. Cash and correspondent bank balances increased by $2.4 million, or 101.1%, from $2.4 million at June 30, 2009 to $4.8 million at March 31, 2010.  This increase was primarily the result of the maturities of certificate of deposit investments.

            Certificates of Deposit. Certificate of deposit balances at other banks decreased by $4.3 million, or 95.5%, from $4.5 million at June 30, 2009 to $199,000 at March 31, 2010.  The decrease reflected the Company previously utilizing low cost FHLB advances as a short-term strategy to invest in certificates of deposit, and the maturity of those deposits.

            Securities Available for Sale. Securities available for sale totaled $849,000 at March 31, 2010, a decrease of $716,000, or 45.7%, from $1.6 million at June 30, 2009. The decrease was primarily due to the sale of four corporate bonds out of our investment portfolio at attractive market prices.

            Net Loans.  Net loans increased $6.7 million, or 10.8%, from $62.2 million at June 30, 2009 to $68.9 million at March 31, 2010. The majority of loan growth has been in commercial real estate and commercial loans, which increased $2.0 million, or 16.3%, and $3.2 million, or 125.9%, respectively. The increases were primarily due to the market demand for commercial real estate and commercial loans. Residential mortgage loans increased $841,000, or 2.4%, home equity loans increased $97,000, or 0.9%, construction loans increased $351,000, or 51.1%, and consumer installment loans increased $150,000, or 21.0%, from June 30, 2009 to March 31, 2010.

            Deposits and Borrowed Funds. Deposits increased $7.3 million, or 15.1%, from $48.1 million at June 30, 2009 to $55.4 million at March 31, 2010. Demand accounts decreased $544,000, or 14.5%.  NOW checking accounts increased $274,000, or 11.7%, and certificates of deposit increased $2.2 million, or 7.7%.  Money market accounts increased $4.1 million, or 39.1% and savings accounts increased $1.3 million or 41.9%.  An increase in money market accounts resulted from the transfer of some maturing customer certificates of deposit and some large commercial checking account demand deposits being transferred and swept to money market accounts.

            Total borrowings from the Federal Home Loan Bank of Boston (“FHLB”) decreased $2.6 million, or 12.8%, from $20.2 million at June 30, 2009 to $17.6 million at March 31, 2010.

            Total Stockholders’ Equity. Total equity increased $88,000, or 1.5%, during the nine months ended March 31, 2010, primarily as a result of net income of $56,000 and decrease in unrealized loss on investment securities, net of tax, of $25,000.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and March 31, 2009

            Net Income. Net income increased $6,000 to $38,000 for the three months ended March 31, 2010 compared to net income of $31,000 for the three months ended March 31, 2009. The increase was primarily the result of higher net interest income and non-interest income partially offset by higher non-interest expenses.

            Net Interest Income.  Net interest income increased $97,000, or 18.8%, from $518,000 for the three months ended March 31, 2009 to $615,000 for the three months ended March 31, 2010.  The increase was primarily due to the increase in interest and dividend income of $24,000 and decrease in interest expense of $73,000.  The interest rate spread increased from 2.76% for the three months ended March 31, 2009 to 3.26% for the three months ended March 31, 2010.  Net interest margin increased from 3.01% for the three months ended March 31, 2009 to 3.41% for the three months ended March 31, 2010.

            Interest and Dividend Income. Interest income increased $24,000, or 2.4%, from $1.0 million for the three months ended March 31, 2009 to $1.02 million for the three months ended March 31, 2010.  This increase was due principally to an increase in the average balance of interest-earning assets, partly offset by a decrease in yield.  Interest income increased by $77,000 on loans and decreased $53,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.25% for the three months ended March 31, 2009 to 6.02% for the three months ended March 31, 2010 in the generally lower interest rate environment. The average yield on investments, including securities, FHLB stock and interest-bearing deposits decreased from 2.93% for the three months ended March 31, 2009 to 0.78% for the three months ended March 31, 2010.

            Interest Expense. Interest expense decreased by $73,000, or 15.1%, to $412,000 for the three months ended March 31, 2010 from $485,000 for the three months ended March 31, 2009.  The decrease was due to lower cost of funds.  While average deposit balances increased, the average cost of these deposits decreased from 2.70% to 1.97% in the generally lower market interest rate environment . Average borrowings from FHLB decreased with the average cost of the borrowings decreasing from 3.94% to 3.67%.

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

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
	Volume	Rate	Net change

Interest-earning assets:
Loans	$216,000	$(139,000)	$77,000
Investment securities	(7,000)	(3,000)	(10,000)
Federal Home Loan Bank stock	-	-	-
Interest-earning deposits	(17,000)	(26,000)	(43,000)
Total interest-earning assets	$192,000	$(168,000)	$24,000
Interest-bearing liabilities:
Savings deposits	$2,000	$1,000	$3,000
NOW accounts	6,000	(9,000)	(3,000)
Money market accounts	45,000	(42,000)	3,000
Certificates of deposit	(2,000)	(55,000)	(57,000)
Total deposits	51,000	(105,000)	(54,000)
Federal Home Loan Bank of Boston advances	(7,000)	(12,000)	(19,000)
Total interest-bearing liabilities	$44,000	$(117,000)	$(73,000)
Change in net interest income	$148,000	$(51,000)	$97,000

            Provision for Loan Losses. The Company’s provision for loan losses was $4,000 and $7,000 for the three months ended March 31, 2010 and 2009, respectively.  There were no loans charged off during the three months ended March 31, 2010 and the comparable period of 2009. The allowance for loan losses of $434,000 at March 31, 2010 represented 0.63% of total loans, compared to an allowance of $385,000, representing 0.62% of total loans at June 30, 2009 and allowance of $380,000, representing 0.62% of total loans at March 31, 2009.   Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

            Non-interest Income. Total non-interest income increased $22,000, or 69.2%, to $54,000 for the three months ended March 31, 2010, from $32,000 for the three months ended March 31, 2009. This increase was the result of a combination of changes, including a decrease in net gain on sales of loans and increased fee income.  Additionally, there was no charge for the three months ended March 31, 2010 resulting from fair market adjustments on interest rate floor and cap agreements; the three months ended March 31, 2009 had reflected a charge of $7,900.

            Non-interest Expenses. Non-interest expenses increased $119,000, or 24.2%, to $609,000 for the three months ended March 31, 2010, compared to $490,000 for the three months ended March 31, 2009. The increase was primarily the result of increases in FDIC insurance premiums and special assessments of $20,000, $10,000 in independent audit expense, and a $58,000 provision for foreclosed real estate.  Salaries and benefits, computer charges and other operating expenses also increased commensurate with the growth of the Company.

            Income Taxes. Income tax expense decreased by $2,000, to a tax expense of $19,000 for the three months ended March 31, 2010, reflecting an effective tax rate of 33.4%, compared to a tax expense of $21,000 for the three months ended March 31, 2009, reflecting an effective tax rate of 40.4%.

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

	For the Three Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)

Interest-earning assets:
Loans	$67,534	$1,017	6.02%	$60,155	$940	6.25%
Investment securities(1)	599	6	4.19%	1,269	17	5.25%
Federal Home Loan Bank stock	1,252	-	0.00%	1,030	-	0.00%
Interest-earning deposits	2,749	3	0.47%	6,286	46	2.95%
Total interest-earning assets	72,134	$1,026	5.69%	68,740	$1,003	5.83%
Non-interest-earning assets	5,063			3,954
Total assets	$77,197			$72,694

Interest-bearing liabilities:
Savings deposits	$3,927	$8	0.87%	$2,872	$6	0.84%
NOW accounts	2,581	5	0.76%	2,200	8	1.52%
Money market accounts	13,745	49	1.43%	9,590	46	1.90%
Certificates of deposit	29,157	181	2.48%	29,371	238	3.24%
Total interest-bearing deposits	49,410	243	1.97%	44,033	298	2.70%
FHLB advances	18,324	168	3.67%	19,045	187	3.94%
Total interest-bearing liabilities	$67,734	$411	2.43%	$63,078	$485	3.08%

Non-interest-bearing liabilities:
Demand deposits	$3,145			$3,520
Other non-interest-bearing liabilities	243			189
Total liabilities	71,122			66,787
Total capital	6,075			5,907
Total liabilities and capital	$77,197			$72,694

Net interest income		$615			$518
Net interest rate spread(2)			3.26%			2.76%
Net interest-earning assets(3)	$4,400			$5,663
Net interest margin(4)			3.41%			3.01%
Average of interest-earning assets to interest-bearing liabilities	106.50%			108.98%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended March 31, 2010 and March 31, 2009

            Net Income. Net income increased $35,000 to $56,000 for the nine months ended March 31, 2010 from $20,000 for the nine months ended March 31, 2009. The increase was primarily the result of higher net interest income partially offset by higher non-interest expense.

            Net Interest Income.  Net interest income increased $316,000, or 21.3%, from $1.5 million for the nine months ended March 31, 2009 to $1.8 million for the nine months ended March 31, 2010.  The increase was primarily the result of a $270,000 decrease in interest expense and an increase in interest and dividend income of $46,000.  The interest rate spread increased from 2.75% for the nine months ended March 31, 2009 to 3.15% for the nine months ended March 31, 2010.  Net Interest margin increased from 3.00% for the nine months ended March 31, 2009 to 3.32% for the nine months ended March 31, 2010.

            Interest and Dividend Income. Interest and dividend income increased $46,000, or 1.5%, from $3.0 million for the nine months ended March 31, 2009 to $3.1 million for the nine months ended March 31, 2010.  This increase was due principally to an increase in the average balance of interest-earning assets, partly offset by a decrease in yield.  Interest income increased by $143,000 on loans and decreased $97,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.47% for the nine months ended March 31, 2009 to 6.09% for the nine months ended March 31, 2010. The average yield on investments, including securities, FHLB stock and interest-bearing deposits decreased from 3.63% for the nine months ended March 31, 2009 to 1.89% for the nine months ended March 31, 2010.

            Interest Expense. Interest expense decreased by $270,000, or 17.3%, to $1.3 million for the nine months ended March 31, 2010 from $1.6 million for the nine months ended March 31, 2009.  The decrease was due to lower cost of funds.  While average deposit balances increased, the average cost of these deposits decreased from 3.00% for the nine months ending March 31, 2009 to 2.15% for the comparable period of 2010. Average borrowings from FHLB also increased; however, the average cost of the borrowings decreased from 4.56% for the nine months ended March 31, 2009 to 3.59% for the comparable period of 2010.

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

	Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009
			Net
	Volume	Rate	change

Interest-earning assets:
Loans	$320,000	$(177,000)	$143,000
Investment securities	(16,000)	(14,000)	(30,000)
Federal Home Loan Bank stock	2,000	(15,000)	(13,000)
Interest-earning deposits	(9,000)	(45,000)	(54,000)
Total interest-earning assets	$297,000	$(251,000)	$46,000
Interest-bearing liabilities:
Savings deposits	$2,000	$4,000	$6,000
NOW accounts	4,000	(14,000)	(10,000)
Money market accounts	40,000	(74,000)	(34,000)
Certificates of deposit	(19,000)	(184,000)	(203,000)
Total deposits	27,000	(268,000)	(241,000)

Federal Home Loan Bank of Boston advances	103,000	(132,000)	(29,000)
Total interest-bearing liabilities	$130,000	$(400,000)	$(270,000)
Change in net interest income	$167,000	$149,000	$316,000

            Provision for Loan Losses. The Company’s provision for loan losses decreased $4,000 from $54,000 for the nine months ended March 31, 2009 to $49,000 for the nine months ended March 31, 2010.  There was a $1,000 write down on a foreclosed motorcycle during the nine months ended March 31, 2010 and $19,000 during the comparable period of 2009.  The allowance for loan losses of $434,000 at March 31, 2010 represented 0.63% of total loans, compared to an allowance of $385,000, representing 0.62% of total loans at June 30, 2009 and allowance of $380,000, representing 0.62% of total loans at March 31, 2009.  Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

            Non-interest Income. Total non-interest income increased $16,000, or 64.1%, to $41,000 for the nine months ended March 31, 2010, compared to $25,000 for the nine months ended March 31, 2009. This increase was the result of a combination of changes.  Net gain on sales of loans increased $27,000 to $59,000 for the nine months ended March 31, 2010, compared to $32,000 for the comparable period the previous year.  During the nine months ended March 31, 2010, the Company recognized a net loss on sale of investment securities of $126,000, compared to zero for the nine months ended March 31, 2009.  Conversely, the Company reflected no other than temporary impairment of investment securities for the current nine months, versus $60,000 for the nine month period in the previous year.  Other non-interest income increased $40,000 to $108,000 for the nine months ended March 31, 2009.  This increase was the result of a combination of changes, including increased fee income and the fact that there was no charge for the nine months ended March 31, 2010.  The nine months ended March 31, 2009 had reflected a charge of $23,400 resulting from fair market adjustments on interest rate floor and cap agreements

            Non-interest Expenses. Non-interest expenses increased $313,000, or 22.6%, to $1.7 million for the nine months ended March 31, 2010, compared to $1.4 million for the nine months ended March 31, 2009. The increase was primarily the result of increases in FDIC insurance premiums and special assessments of $85,000, Company expenses of $8,000 in advertising, $28,000 in independent audit, $4,000 in internal audit fees, $17,000 in legal fees and $7,000 in accounting expenses, and a $68,000 expense provision for losses on foreclosed real estate.  Salaries and benefits, computer charges and other operating expenses also increased commensurate with the growth of the Company.

            Income Taxes. Income tax expense decreased by $12,000, to a tax expense of $36,000 for the nine months ended March 31, 2010, reflecting an effective tax rate of 39.2%, compared to a tax expense of $48,000 for the nine months ended March 31, 2009, reflecting an effective tax rate of 70.1%. The decrease in income taxes was due to capital losses in the nine months ended March 31, 2009 for which the Company does not expect to receive a tax benefit, partly offset by pre-tax income of $91,000 for the nine months ended March  31, 2010 compared to pre-tax income of $68,000 for the comparable period of 2009.

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

	For the Nine Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)

Interest-earning assets:
Loans	$65,775	$3,002	6.09%	$58,917	$2,860	6.47%
Investment securities(1)	891	30	4.45%	1,306	61	6.19%
Federal Home Loan Bank stock	1,224	-	0.00%	945	12	1.76%
Interest-earning deposits	4,213	60	1.89%	4,602	113	3.29%
Total interest-earning assets	72,103	$3,092	5.72%	65,770	$3,046	6.18%
Non-interest-earning assets	4,500			4,014
Total assets	$76,603			$69,784

Interest-bearing liabilities:
Savings deposits	$3,557	$23	0.87%	$3,277	$17	0.71%
NOW accounts	2,578	15	0.77%	2,149	25	1.55%
Money market accounts	12,491	140	1.49%	9,753	173	2.36%
Certificates of deposit	28,626	582	2.71%	29,358	786	3.57%
Total interest-bearing deposits	47,252	760	2.15%	44,537	1,001	3.00%
FHLB advances	19,829	534	3.59%	16,452	563	4.56%
Total interest-bearing liabilities	$67,081	$1,294	2.57%	$60,989	$1,564	3.42%

Non-interest-bearing liabilities:
Demand deposits	$3,293			3,039
Other non-interest-bearing liabilities	210			221
Total liabilities	70,584			64,249
Total capital	6,019			5,535
Total liabilities and capital	$76,603			$69,784

Net interest income		$1,798			$1,482
Net interest rate spread(2)			3.15%			2.75%
Net interest-earning assets(3)	$5,022			$4,781
Net interest margin(4)			3.32%			3.00%
Average of interest-earning assets to interest-bearing liabilities	107.49%			107.84%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

           We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-earning deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2010 cash and cash equivalents totaled $4.8 million, including interest-earning deposits of $3.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $800,000 at March 31, 2010, and certificates of deposit at other banks totaled $199,000. At March 31, 2010, we had $17.6 million of outstanding borrowings from FHLB, and the ability to borrow an additional $6.6 million.  The Company is also enrolled in the CDARS “buy” program which provides an alternative source of liquidity.

           At March 31, 2010, the Company had $1.6 million in loan commitments outstanding and $4.1 million in unused lines of credit and unadvanced portions of construction loans.

           Certificates of deposit due to mature within one year of March 31, 2010 totaled $20.0 million, or 36.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

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

Capital Resources

           The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, the Bank exceeded all of our regulatory capital requirements. The Bank is considered “well-capitalized” under regulatory guidelines.

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

           During the period covered by this quarterly report, there were no changes in the Company’s internal control that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the quarter ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

(a)	None.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the period covered by the Form 10Q.

ITEM 5.	EXHIBITS

Exhibit Number	Exhibit Description

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan **

3.1	Charter of Auburn Bancorp, Inc. **

3.2	Bylaws of Auburn Bancorp, Inc. **

4.1	Stock Certificate of Auburn Bancorp, Inc. **

10.1	Form of Auburn Savings Bank Employee Stock Ownership Plan and Trust **

10.2	Form of ESOP Loan Commitment Letter and ESOP Loan Documents **

10.3	Form of Employment Agreement between Auburn Savings Bank and Allen T. Sterling **

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

Auburn Bancorp, Inc.
(Registrant)

Date: May 14, 2010	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Rachel A. Haines
Rachel A. Haines
Senior Vice President and Treasurer (Principal Accounting and Financial Officer)