Form 10-K
period 2010-06-30
Auburn Bancorp, Inc.
filed 2010-09-28
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Based upon the closing price of the registrant’s common stock as of December 31, 2009 the aggregate market value of the voting common equity held by non-affiliates was $1,558,038.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 503,284 outstanding as of September 27, 2010

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1)	Portions of the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

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

Market Area

We primarily serve communities located in Androscoggin County, Maine. We are headquartered in Auburn, Maine.  In addition to our main office, we operate a full-service branch office in Lewiston, Maine.  Lewiston and Auburn are in Androscoggin County, Maine, approximately 35 miles northeast of Portland, Maine. Historically, substantially all of our loans have been made to borrowers who resided within Androscoggin County.  Androscoggin County is also the same geographic area as the Lewiston-Auburn metropolitan statistical area (the “Lewiston-Auburn MSA”).

During the past several years, the population in the Lewiston-Auburn area as well as in Androscoggin County has increased moderately.  As of 2010, the most recent date for which data is available, Androscoggin County’s total population increased by 4.03% from the county’s population in 2000.  The total population of the city of Lewiston decreased by 0.7% from 2000 to 2010, while the total population of the city of Auburn increased by 2.4% over the same time period.

The largest industries in Androscoggin County are educational services, health care and social assistance.  The two largest employers in the area, Central Maine Medical Center and St. Mary’s Health Systems, are both health service providers.  The median household income in Androscoggin County in 2010 was $43,416 which is below the state and national median household incomes of $46,353 and $54,442, respectively.  As of July 2010, the unemployment rate in Androscoggin County was 8.5%, above the state unemployment rate of 7.9% and below the United States unemployment rate of 9.5%.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  Federal and state credit unions accounted for 27.6% of total deposits in Androscoggin County as of June 30, 2009, and have the competitive advantage of not paying state and federal income tax while having a broad range of banking powers.  In addition, several large holding companies operate banks in our market area, including Toronto Dominion Bank, Bank of America and Key Bank, as well as several Maine-based banks including Androscoggin Savings Bank, Bangor Savings Bank, Mechanics Savings Bank and Northeast Bank.  Most of these institutions are significantly larger than us and, therefore, have significantly greater resources.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 4.15% of the deposits in Androscoggin County.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At June 30,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
One- to four-family residential	$36,418	52.4%	$34,906	55.6%
Commercial	15,136	21.8	12,638	20.2
Construction	410	0.6	686	1.1
Equity lines of credit and loans	11,436	16.4	11,395	18.2
Undisbursed portion of construction loan	(97)	(0.1)	(134)	(0.2)
Total mortgage loans on real estate	$63,303	91.1%	$59,491	94.9%

Other loans:
Commercial loans	5,267	7.5	2,510	4.0
Consumer loans	952	1.4	711	1.1

Total loans	$69,522	100.0%	$62,712	100.0%

Other items:
Deferred loan origination costs	$165		$154
Deferred loan origination fees	(312)		(292)
Allowance for loan losses	(492)		(385)

Total loans, net	$68,883		$62,189

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in our primary market area.  We offer fixed-rate mortgage loans, which generally have terms of 15, 20 or 30 years. Interest rates and payments on our existing portfolio of adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one-year U.S. Treasury index, in the case of one-year ARMs, and the three-year U.S. Treasury index, in the case of three-year ARMs. The maximum amount by which the interest rate may be increased or decreased is generally 1% per adjustment period with a lifetime interest rate cap of 5% over the initial interest rate of the loan on one-year ARM loans and 2% per adjustment period with a lifetime rate cap of 6% over the initial interest rate of the loan on three-year ARM loans. We no longer offer adjustable-rate mortgage loans (“ARMs”).

At June 30, 2010, $36.4 million, or 52.4% of our loan portfolio, consisted of one- to four-family residential mortgage loans.  Of the one- to four-family residential mortgage loans outstanding on June 30, 2010, $26.4 million were fixed-rate mortgage loans with an average yield of 6.02%, and $10.0 million were adjustable-rate loans with an average yield of 4.73%.

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

At June 30, 2010 our largest one- to four-family residential real estate loan had a principal balance of $310,881, was secured by a residence located in Auburn, Maine, and was performing in accordance with its original terms at June 30, 2010.

Home Equity Loans. We offer home equity lines of credit and home equity loans.  At June 30, 2010, we had $11.4 million of home equity lines-of-credit and loans outstanding, representing 16.4% of our loan portfolio.  At June 30, 2010, the unadvanced amounts of home equity lines of credit totaled $3.0 million.

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

Home equity loans are offered with fixed interest rates and generally have terms of 5, 10 or 15 years.  Our home equity lines of credit have adjustable rates of interest, which are adjusted monthly to a rate equal to a half of a percentage above the Prime Rate as published by The Wall Street Journal on the last business day of the month.  Home equity lines of credit have a maturity of 40 years with a five-year draw period.

Commercial and Multi-Family Real Estate Loans. In 1999, we began to expand our loan product line to include commercial real estate and commercial business lending in our primary market area in order to diversify our portfolio and better serve our primary market base.  We now offer commercial real estate loans, including commercial business, and multi-family real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities substantially all of which are located in our primary market area.  We have placed increasing emphasis on commercial real estate loans over the past several years.  As a result, these loans have grown from $5.0 million at December 31, 2005 to $15.1 million at June 30, 2010.  At June 30, 2010, commercial and multi-family real estate loans represented 21.8% of our loan portfolio.  We intend to further grow these segments of our loan portfolio, both in absolute terms and as a percentage of our loan portfolio.

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

At June 30, 2010, our largest commercial real estate loan was for $496,785 and was secured by real estate in Sabattus, Maine. This loan was performing according to its original repayment terms at June 30, 2010.  Our largest multi-family real estate loan was for $302,804, was secured by real estate in Auburn, Maine and was performing according to its original repayment terms at June 30, 2010.

Construction Loans. We also offer construction loans for the development of one- to four-family residential properties located in our primary market area.  Residential construction loans are generally offered to individuals for construction of their personal residences.  Our construction loans were $2.6 million at December 31, 2005 as compared to $410,000 at June 30, 2010.  At June 30, 2010, residential and commercial construction loans represented 0.6% of our loan portfolio.  At June 30, 2010, the unadvanced portion of these construction loans totaled $97,000.

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

At June 30, 2010, the largest outstanding residential construction loan commitment was for $260,000 of which all of it was outstanding. This loan was performing according to its terms at June 30, 2010. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans.

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

Commercial Loans. We make commercial business loans primarily in our market area to a variety of small businesses, professionals and sole proprietorships.  Our commercial business loan portfolio has grown from $1.3 million at December 31, 2005 to $5.3 million at June 30, 2010.  At June 30, 2010, commercial business loans represented 7.5% of our loan portfolio.

Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit of 15% of unimpaired capital, which at June 30, 2010 was $948,000.  As a result of the stock offering, our regulatory loans to one borrower limit increased.  Commercial business loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Adjustable rate loans are based on the Prime Rate, as published in The Wall Street Journal, plus a margin.  The rate adjusts monthly from the outset of the loan.  Our adjustable rate commercial business loans amortize over terms up to 15 years and may carry prepayment penalties. Fixed rate commercial loans are set at percentage above either the corresponding Federal Home Loan Bank borrowing rate or the Prime Rate.

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

At June 30, 2010, our largest commercial business loan was a $818,000 loan to a public accounting firm located in Scarborough, Maine.  This loan is secured by business assets and 90% is guaranteed by the Small Business Association (SBA).  This loan was performing according to its terms at June 30, 2010.

Consumer Loans. We offer a limited range of consumer loans, primarily to our customers residing in our primary market area.  Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans.  As of June 30, 2010, these loans totaled $952,000, or 1.4% of our loan portfolio.

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

Since 2000, we have sold a portion of the fixed-rate one- to four-family mortgages that we originate to the Federal Home Loan Bank of Boston.  We generally make decisions regarding the amount of loans that we wish to sell based on an evaluation of asset/liability position and similar factors.  See “Management’s Discussion and Analysis of Financial Condition and Operating Results – Management of Market Risk.”  During the fiscal years 2010 and 2009, we sold $2.6 million and $1.5 million, respectively, in loans to the Federal Home Loan Bank of Boston.  We retained servicing on all of those loans. At June 30, 2010, we serviced $9.8 million of mortgage loans that were sold by us to the Federal Home Loan Bank of Boston.

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

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the board of directors of Auburn Savings Bank. The board of directors has granted loan approval authority to certain officers up to prescribed individual limits based on the type and amount of the loan request, whether the loan is secured or unsecured, and the officer’s position at Auburn Savings Bank. Residential mortgage loans over $225,000, home equity loans over $125,000, commercial mortgage loans over $300,000, secured commercial business loans over $125,000 and unsecured commercial business loans over $15,000 must be approved by the management loan committee of Auburn Savings Bank, which consists of the President, Senior Loan Officer and Commercial Loan Officer.  Residential mortgage loans over $300,000, home equity loans over $150,000, commercial mortgage loans over $400,000, secured commercial business loans over $150,000 and unsecured commercial business loans over $20,000 must be approved by either the loan committee of the board of directors or the full board of directors of Auburn Savings Bank based upon the type and amount of the loan request

           Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation generally, with certain exceptions, to 15% of our unimpaired capital and reserves. At June 30, 2010, our largest relationship exposure was $1.1 million with a public accounting firm, secured by business assets and personal real estate. This relationship includes an individual loan balance of $818,000 of which 90% ($736,000) is guaranteed by the Small Business Association (SBA).  This loan was performing according to its terms at June 30, 2010.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 days.

Loan Maturity.  The following table sets forth certain information at June 30, 2010 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less.

	Mortgage Loans
	One- to four-family Residential		Commercial		Construction		Equity Lines of Credit		Undisbursed Portion of Construction Loan		Commercial		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due
Within 1 year	$-	0.00%	$28	6.50%	$410	5.92%	$10	6.24%	$(97)	5.92%	$2,333	4,45%	$14	9.32%	$2,698	4.67%
After 1 year through 3 years	10	9.50%	582	5.47%	-	-%	164	5.55%	-	-%	135	6.89%	225	8.34%	1,116	6.27%
After 3 years through 5 years	115	8.04%	339	6.23%	-	-%	984	5.15%	-	-%	1,082	6.90%	347	6.84%	2,867	6.26%
After 5 years through 10 years	1,666	5.49%	12,360	7.17%	-	-%	1,255	6.05%	-	-%	1,717	6.14%	197	8.37%	17,195	6.84%
After 10 years though 15 years	4,358	5.58%	1,589	5.45%	-	-%	4,340	6.34%	-	-%	-	-%	103	7.54%	10,390	5.90%

After 15 years	30,269	5.68%	238	3.75%	-	-%	4,683	3.76%	-	-%	-	-%	66	9.67%	35,256	5.42%

Total	$36,418	5.67%	$15,136	6.85%	$410	5.92%	$11,436	5.14%	$(97)	5.92%	$5,267	5.57%	$952	7.82%	$69,522	5.86%

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

	At June 30,
	2010	2009
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans	$457	$135
Commercial loans	91	—
Consumer loans	3	—
Total nonaccrual loans	$551	$135
Loans greater than 90 days delinquent and still accruing:
Mortgage loans	$—	$—
Commercial loans	—	—
Consumer loans	—	—
Total loans greater than 90 days delinquent still accruing	$—	$—

Other real estate owned	$731	$337
Total non-performing assets	$1,282	$472

Ratios:
Non-performing loans to total loans	1.84%	0.75%
Non-performing assets to total assets	1.59%	0.63%

Interest income of $22,971 would have been recorded for fiscal year 2010 and $4,115 for fiscal 2009 had our non-accruing loans been current in accordance with their original terms.

Delinquent Loans.  The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At June 30,
	2010			2009
	30-59 days past due	60-89 days past due	Over 90 days past due	30-59 days past due	60-89 days past due	Over 90 days past due
	(Dollars in Thousands)
Mortgage Loans:
One- to four-family residential	$395	$337	$425	$343	$-	$135
Commercial	110	46	-	47	287	-
Construction	-	-	-	-	-	-
Equity lines of credit	171	-	32	29	-	-
Undisbursed portion of construction loan	-	-	-	-	-	-
Commercial loans	-	-	91	-	-	-
Consumer loans	6	-	3	1	-	-
Total:	$682	$383	$551	$420	$287	$135

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

The aggregate amount of our classified assets at the dates indicated were as follows:

	At June 30,
	2010	2009
	(Dollars in Thousands)
Special Mention	$1,400	$1,009
Substandard	324	337
Doubtful	303	—
Loss	3	—
Total Classified Assets	$2,030	$1,346

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.  The following is a summary of information pertaining to impaired loans as of June 30, 2010:

Impaired loans without a valuation allowance	$516,137
Impaired loans with a valuation allowance	372,307
Total impaired loans	$888,444

Valuation allowance allocated to impaired loans	$43,368

Average investment in impaired loans	$335,440

At June 30, 2009, we had no impaired loans and no established valuation allowance on impaired loans.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on their judgments of information available to them at the time of their examination.

At June 30, 2010, our allowance for loan losses represented .71% of total gross loans.  The allowance for loan losses increased by $107,000 from June 30, 2009 to June 30, 2010, due primarily to a provision for loan loss of $109,000, offset by charge-offs of $2,000.  The decision to increase the allowance from June 30, 2010 to June 30, 2010 reflected net loan growth and the mixture of loans in our portfolio.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	For the Years Ended June 30,
	2010	2009
	(Dollars in Thousands)
Balance at beginning of period	$385	$346

Charge-offs:
Mortgage loans:
One- to four-family residential	—	(41)
Commercial	—	—
Construction	—	—
Equity Lines of Credit	—	—
Undisbursed portion of construction loan	—	—
Commercial loans	—	(10)
Consumer loans	(2)	—
Total Charge-offs	(2)	(51)

Recoveries:
Mortgage loans:	—	—
One- to four-family residential	—	—
Commercial	—	—
Construction	—	—
Equity Lines of Credit	—	—
Undisbursed portion of construction loan	—	—
Commercial loans	—	—
Consumer loans	—	—
Total recoveries	—	—

Net charge-offs	(2)	(51)
Provision for loan loss	109	90
Reclassification	—	—

Balance at end of period	$492	$385

Ratios:
Net charge-offs to average loans outstanding	0.003%	0.080%
Allowance for loan losses to non-performing loans at end of period	38.38%	81.56%
Allowance for loan losses to total loans at end of period	0.71%	0.62%

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

	At June 30,
	2010			2009
	Allowance for Loan Losses	Loan Balance by Category	% of Loans in each Category to Total Loans	Allowance for Loan Losses	Loan Balance by Category	% of Loans in each Category to Total Loans
	(Dollars in Thousands)
Mortgage loans:
One- to four-family residential	$203	$36,325	52.5%	$155	$34,801	55.7%
Commercial	157	15,082	21.7	132	12,592	20.1
Construction	3	410	0.6	5	686	1.1
Equity Lines of Credit	56	11,436	16.5	56	11,395	18.2
Undisbursed portion of construction loan	(1)	(97)	(0.1)	(1)	(134)	(0.2)
Commercial loans	66	5,267	7.4	32	2,510	4.0
Consumer loans	8	952	1.4	6	712	1.1
Total loans	$492	$69,375	100.0%	$385	$62,562	100.0%

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

At June 30, 2010, our available for sale investment portfolio totaled $1.1 million, or 1.4% of total assets.  We also held $845,000 in certificates of deposit and $1.3 million in Federal Home Loan Bank of Boston stock at June 30, 2010.  Our available for sale investment portfolio at June 30, 2010, at amortized cost, consisted of $982,000 in corporate debt obligations, $118,000 of mortgage-backed securities and $10,000 of corporate common stock.

We incurred a loss of $24,000 to write down our corporate bond investment in CIT Group, Inc.  to its fair value as of June 30, 2009.  The entire investment was sold in July 2009 for an additional loss of $159,000.

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

The following table sets forth certain information regarding the amortized cost and market values of our securities available for sale at the dates indicated:

	At June 30,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
Corporate bonds and other obligations	$982	$979	$1,370	$1,328
Mortgage-backed securities	118	122	224	226
Total debt securities	1,100	1,101	1,594	1,554
U.S. Government-sponsored enterprise securities	---	1	---	1
Preferred and common stock	10	10	10	10
Total marketable equity securities	10	11	10	11
Total securities available for sale	$1,110	1,112	$1,604	1,565

As of June 30, 2010, Auburn Savings Bank did not own any securities from any single issuer where the aggregate book value exceeds 10% of stockholders’ equity.

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank’s debt securities portfolio at June 30, 2010. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Corporate bonds and other obligations	$—	—	$782	1.82%	$200	6.63%	$—	—	$982	2.80%
SBA pool securities	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	36	4.26%	82	3.84%	—	—	118	3.97%
Total debt securities	$—		$818		$282		$—		$1,100

As of June 30, 2010, Auburn Savings Bank did not have any interest-bearing assets that would be classified as non-accrual or past due if they were loans.

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

The following table sets forth certain information relative to the composition of our average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2010			2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$3,261	6.31%	0.05%	$3,054	6.42%	0.17%
Savings deposits	3,709	7.17%	0.87%	3,195	6.71%	0.85%
Money Market	12,855	24.85%	1.12%	9,829	20.66%	1.24%
NOW accounts	2,600	5.03%	0.73%	2,179	4.58%	0.60%
Total transaction accounts	$22,425	43.36%	0.88%	$18,257	38.37%	0.92%
Certificates of deposit	29,299	56.64%	2.35%	29,325	61.63%	2.81%
Total deposits	$51,724	100.00%	1.72%	$47,582	100.00%	2.08%

As of June 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $12.3 million. The following table sets forth the maturity of those certificates as of June 30, 2010:

At June 30, 2010
(Dollars in Thousands)
Three months or less	$1,047
Over three months through six months	1,648
Over six months through one year	6,282
Over one year through three years	2,523
Over three years	756
Total	$12,256

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

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated:

	At or For the Fiscal Years Ended June 30,
	2010		2009
	Long-Term Borrowings	Short-Term Borrowings(1)	Long-Term Borrowings	Short-Term Borrowings(1)
	(Dollars in Thousands)
Balance at end of period	$18,431	$-	$17,150	$3,000
Average balance during period	$18,055	$362	$15,475	$1,865
Maximum outstanding at any month end	$18,431	$3,500	$17,150	$4,000
Weighted average interest rate at end of period	3.11%	-	4.24%	0.34%
Average interest rate during period	3.71%	0.29%	4.73%	0.50%

(1) Represents short-term borrowings of less than one year.

Regulation and Supervision

General

As savings and loan holding companies, Auburn Bancorp, MHC and Auburn Bancorp, Inc. are required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision.  As a result of the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision with respect to savings and loan and mutual holding companies will be transferred to the Federal Reserve Board within one year of the date of the legislation, unless extended by up to six months.  At that time, we will be subject to the rules and regulations, as well as supervision, of the Federal Reserve Board.

The Bank is examined, regulated and supervised by the Office of Thrift Supervision and is subject to examination by the FDIC.  As a result of the Dodd-Frank Act, the powers and duties of the Office of Thrift Supervision with respect to savings banks such as the Bank, will be transferred to the Office of the Comptroller of the Currency.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund, the banking system and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  The Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.  The Bank also is currently regulated to a lesser extent by the Federal Reserve Board governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.  The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

The Dodd-Frank Act and the extensive new regulations implementing the Act, will significantly affect our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the Comptroller of the Currency or the Federal Reserve Board, could have a material adverse impact on Auburn Bancorp, MHC, Auburn Bancorp, Inc. and the Bank.

Set forth below is a brief description of certain regulatory requirements applicable to Auburn Bancorp, MHC, Auburn Bancorp, Inc. and the Bank.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Auburn Bancorp, Inc. and the Bank.

New Federal Legislation

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require the Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including mutual holding companies, like Auburn Bancorp, Inc. and Auburn Bancorp, MHC, in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Auburn Bancorp, Inc. and Auburn Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  Moreover, Auburn Bancorp, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Auburn Bancorp, Inc., and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks like the Bank, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau and mutual holding company dividend waivers, will increase our operating and compliance costs and restrict our ability to pay dividends.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2010, the Bank exceeded each of these capital requirements.

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Education loans, consumer loans, credit card loans and small business loans may be considered “qualified thrift investments.” A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2010, the Bank maintained 99.94% of its portfolio assets in qualified thrift investments.

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

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institution and credit unions to $250,000 per depositor.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institution is assigned an assessment rate from 7 to 77.5 basis points based upon the risk category to which it is assigned.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.  As part of a plan to restore the reserve ratio to 1.15%, in 2009 the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, in order to cover losses to the Deposit Insurance Fund resulting from bank failures.  The Bank recorded an expense of approximately $34,000 during the quarter ended June 30, 2009, to reflect the special assessment.  In addition, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.

In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with 3 basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, the Bank prepaid approximately $323,000 in estimated assessment fees.  Because the prepaid assessments represent the prepayment of future expense, they do not affect the Bank’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended June 30, 2010, the annualized FICO assessment rate equaled 0.20 basis points for each $100 in domestic deposits maintained at an institution.  The bonds issued by the FICO are due to mature in 2017 through 2019.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the Federal Deposit Insurance Corporation adopted an optional TLGP under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, with an additional possible extension up to December 31, 2011.  The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage. The Temporary Liquidity Guarantee Program also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  The Company did not opt to participate in this component of the TLGP opting out of the unsecured debt guarantee program.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2010 of $1,251,700.

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

Personnel

As of June 30, 2010, we had 16 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Item 4.  [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Performance by Quarter*

	Fiscal Year 2010

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Bid Price *
High	$7.05	$8.50	$7.50	$7.50
Low	6.75	7.25	6.30	6.50

	Fiscal Year 2009

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Bid Price *
High	$10.01	$10.01	$6.75	$6.75
Low	9.50	5.75	6.00	6.00	’

*There is no established public trading market for the Company’s common stock.  Trade price  information is based on high and low bid prices reported in the OTC Bulletin Board, and may not represent all trades effected during the relevant periods.

Shares of the Company’s common stock are traded on the OTC Bulletin Board under the symbol “ABBB”.

The Company had approximately 131 holders of record as of September 22, 2010.  Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company currently is not paying cash dividends on its common stock.

Equity Compensation Plans.  Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders.  The following table sets forth information with respect to the Company’s equity compensation plans effective June 30, 2010.

	Number of securities to be issured upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issurance under equity compensation plan

2009 Equity Incentive plan (approved by stockholders on November 17, 2009)	-	NA	7,398

Equity Incentive Compensation Plans not approved by security holders	-	NA	NA

Total	-	NA	7,398

The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2010.

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

Continue to use conservative underwriting practices to maintain the high quality of our loan portfolio.  We believe that maintaining high asset quality is a key to long-term financial success. We have sought to grow our loan portfolio while keeping nonperforming assets to a minimum. We use underwriting standards that we believe are conservative, and we diligently monitor collection efforts. At June 30, 2010, we had seven non-performing loans totaling approximately $551,000 in our total loan portfolio.  We have five real estate and one commercial real estate owned and in process of foreclosure totaling $592,000 and $139,000, respectively.  Although we intend to continue our efforts to originate commercial and multi-family loans, we intend to maintain our philosophy of managing loan exposure through our conservative approach to lending.

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

Continuing to grow our commercial real estate and commercial business loan portfolios.  Our business plan anticipates that we will emphasize originating commercial real estate and commercial business loans.  These loans provide higher returns than loans secured by one- to four-family real estate.  Commercial real estate and commercial business loans, however, involve a greater degree of credit risk than one- to four-family residential mortgage loans.  Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  Commercial loans, including both commercial real estate and commercial business loans, increased $4.9 million, or 31.3%, from June 30, 2010 to June 30, 2009 and at June 30, 2010 comprised approximately 29.3% of total loans. As commercial development of industrial parks, new office space and retail shopping areas in Lewiston and Auburn creates new jobs and supports new and existing small businesses, we anticipate that there will be many commercial real estate and commercial business loan opportunities that we may pursue with what we believe are our conservative underwriting guidelines.  We believe that our customer service in the commercial loan area will distinguish us from the larger banks that operate in this area.

Continue to emphasize the origination of one- to four-family residential real estate lending.  Our primary lending activity is the origination of residential real estate loans secured by homes in our market area. We intend to continue emphasizing the origination of residential real estate loans.  At June 30, 2010, 52.4% of our total loans were one- to four-family residential real estate loans. We believe our emphasis on residential real estate lending, which carries a lower credit risk than commercial and multi-family real estate lending, contributes to our high asset quality.

Comparison of Financial Condition at June 30, 2010 and June 30, 2009

Total Assets. Total assets increased by $6.2 million, or 8.3%, from $74.4 million at June 30, 2009 to $80.6 million at June 30, 2010. This increase in total assets resulted largely from an increase in the number and dollar value of total loans.

Cash and Cash Equivalents. Cash and correspondent bank balances increased by $2.9 million, or 122.3%, from $2.4 million at June 30, 2009 to $5.3 million at June 30, 2010.  This increase was largely the result of the increase in deposits.

Certificates of deposit.  Certificate of deposit balances in other banks decreased by $3.6 million, or 81.0%, from $4.5 million at June 30, 2009 to $845,000 at June 30, 2010.  This decrease was largely the result of the certificate of deposit investment strategy maturities from fiscal year ended June 30, 2009 funded by short-term borrowings.

Securities Available for Sale. The investment portfolio available for sale aggregated $1.1 million at June 30, 2010, a decrease of $452,000, or 28.9%, from $1.6 million at June 30, 2009.  Mortgage-backed securities decreased $104,000, or 46.1%, and corporate bonds decreased $450,000, due to maturities.

Net Loans. Including loans held for sale, net loans increased $6.7 million, or 10.8%, from $62.2 million at June 30, 2009 to $68.9 million at June 30, 2010 as a result of an increase in residential, commercial real estate, commercial and home equity loans.  Residential mortgage loans increased $1.5 million, or 4.3%.  Commercial real estate loans increased $2.5 million, or 19.8%, as a result of the market demand for commercial real estate.  Home equity loans increased $41,000, or 0.4%.  Construction loans decreased $276,000, or 40.2%, due primarily to a net decrease in loan volume.  Commercial loans increased $2.8 million, or 109.9%, and consumer installment loans increased $240,000, or 33.8%.

Deposits and Borrowed Funds. Deposits increased $7.7 million, or 15.9% from $48.1 million at June 30, 2009 to $55.8 million at June 30, 2010. Demand accounts decreased $643,000, or 17.2%, NOW accounts increased $548,000, or 23.4%, savings accounts increased $909,000, or 29.9%, money market accounts increased $3.4 million, or 32.1%, and certificates of deposits increased $3.5 million, or 12.3%.  The increase in money market accounts was associated with the increase in customer relationships related to new commercial loans. The increase in certificate of deposits was due to market demand.

Total borrowings from the Federal Home Loan Bank of Boston decreased $1.7 million, or 8.5%, from $20.2 million at June 30, 2009 to $18.4 million at June 30, 2010. This decrease was due to paydowns of advance maturities funded with deposit growth.

Total Stockholders’ Equity.  Total equity increased $146,000, or 2.5% to $6.0 million at June 30, 2010, from $5.9 million at June 30, 2009, primarily as a result of the net income of $108,000.  There was an increase of $27,000 to make an accumulated other comprehensive gain of $1,000 for the year ended June 30, 2010 from a $26,000 loss for the year ended June 30, 2009.

Comparison of Operating Results For the Years Ended June 30, 2010 and June 30, 2009

Net Income. Net income increased $60,000, or 125.1%, to $108,000 for the year ended June 30, 2010 compared to $48,000 for the year ended June 30, 2009. The increase was primarily the result of the absence in the year ended June 30, 2010 of any other than temporary impairment write-downs compared to $84,000 for the year ended June 30, 2009.

Net Interest Income. The tables on page 38 and 39 sets forth the components of our net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income increased $420,000, or 20.6%, from $2.0 million for the year ended June 30, 2009 to $2.5 million for the year ended June 30, 2010.

The increase in volume of interest-earning assets increased interest income by $389,000, while the increase in the volume of interest-bearing liabilities increased interest expense by $346,000. The changes in volume had the effect of increasing net interest income by $43,000. Net interest margin increased from 3.05% for the year ended June 30, 2009 to 3.38% for the year ended June 30, 2010. During fiscal 2010, short-term market interest rates increased at a faster rate than did longer-term market interest rates.

Interest and Dividend Income. Total interest and dividend income increased from $4.06 million for the year ended June 30, 2009 to $4.14 million for the year ended June 30, 2010. This increase of $74,000, or 1.8%, was due primarily to an increase in interest income on commercial installment and real estate, and fixed rate residential loans, as total interest-earning assets increased from $69.6 million for the year ended June 30, 2009 to $75.0 million for the year ended June 30, 2010. Interest income on loans increased overall by $216,000, or 5.7%, interest income on securities and interest-bearing deposits decreased by $130,000, or 56.2%, and dividends on Federal Home Loan Bank stock decreased 100% from $12,000 for the year ended June 30, 2009 to zero for the year ended June 30, 2010.

Interest Expense. Interest expense decreased by $345,000, or 17.0%, from the year ended June 30, 2009 to the year ended June 30, 2010.  While average deposit balances increased $3.9 million, average rates decreased from 2.86% to 2.07% due to increases in balances with lower cost of funds as well as the lower market interest rate environment generally. While average borrowings increased from $17.3 million to $19.3 million, the average rate on borrowings decreased from 4.34% to 3.51%, which more than offset the effects of the increase in higher average balances of borrowings.

Provision for Loan Losses. Our provision for loan losses increased $19,000 from $90,000 for the year ended June 30, 2009 to $109,000 for the year ended June 30, 2010. Net loan charge-offs for the year ended June 30, 2010 were $2,000 in recreational vehicle loans.  Net loan charge-offs for the year ended June 30, 2009 were $49,000 in 1-4 family residential and $2,000 in fixed rate home equity loans totaling $51,000.  The allowance for loan losses of $492,000 at June 30, 2010 represented 0.71% of total loans, as compared to an allowance of $385,000, representing 0.62% of total loans at June 30, 2009. Our analysis of the adequacy of the allowance considers economic conditions, historical losses, and management’s estimate of losses inherent in the portfolio.  For further discussion of our current methodology for establishing the provision for loan losses, please refer to “Business of Auburn Savings Bank, FSB.”

Non-interest Income. Total non-interest income increased from $43,000 for the year ended June 30, 2009 to $93,000 for the year ended June 30, 2010. The increase was primarily due to an increase in gain on sale of loans.

Non-interest Expense. Non-interest expense increased $401,000, or 21.3%, to $2.3 million for the year ended June 30, 2010 as compared to $1.9 million for the year ended June 30, 2009.  There were also increases in legal costs of $16,000, computer services of $28,000, FDIC premiums and special assessment of $112,000, advertising and marketing of $20,000, independent audit of $42,000, and employee salaries and benefits of $73,000.

Income Taxes. Income tax expense was $53,000 for the year ended June 30, 2010, reflecting an effective tax rate of 33.1%, compared to $64,000 for the year ended June 30, 2009, reflecting an effective tax rate of 57.3%.  The decrease in the effective tax rate was primarily due to a valuation allowance of $18,000 established as of June 30, 2009 for the $60,000 impairment write-down of FNMA and FHLMC common stock.

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

	Fiscal Years Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)

Interest-earning assets:
Loans	$66,522	$4,038	6.07%	$59,552	$3,822	6.42%
Investment securities(1)	931	39	4.14%	1,333	79	5.96%
Federal Home Loan Bank stock	1,231	-	0.00%	990	13	1.26%
Interest-earning deposits	3,972	62	1.57%	4,879	151	3.10%
Total interest-earning assets	72,656	$4,139	5.70%	66,754	$4,065	6.09%
Non-interest-earning assets	4,639			4,011
Total assets	$77,295			$70,765

Interest-bearing liabilities:
Savings deposits	$3,709	$33	0.88%	$3,195	$24	0.75%
NOW accounts	2,600	20	0.76%	2,179	29	1.34%
Money market accounts	12,855	179	1.39%	9,829	211	2.15%
Certificates of deposit	29,299	773	2.64%	29,325	1,011	3.45%
Total interest-bearing deposits	48,463	1,005	2.07%	44,528	1,275	2.86%
FHLB advances	19,304	677	3.51%	17,335	753	4.34%
Total interest-bearing liabilities	$67,767	$1,682	2.48%	$61,863	$2,028	3.28%

Non-interest-bearing liabilities:
Demand deposits	$3,261			$3,054
Other non-interest-bearing liabilities	223			213
Total liabilities	71,251			65,130
Total capital	6,044			5,635
Total liabilities and capital	$77,295			$70,765

Net interest income		$2,457			$2,037
Net interest rate spread(2)			3.21%			2.81%
Net interest-earning assets(3)	$4,889			$4,891
Net interest margin(4)			3.38%			3.05%
Average of interest-earning assets to interest-bearing liabilities	107.22%			107.91%

(1)	Consists entirely of taxable investment securities.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due to		Net Increase (Decrease)

	Volume	Rate
	(Dollars in Thousands)

Loans	$431	$(214)	$217
Investment securities	(20)	(21)	(41)
Federal Home Loan Bank stock	2	(15)	(13)
Interest-earning deposits	(24)	(64)	(88)
Total interest-earning assets	$389	$(314)	$75
Interest-bearing liabilities:
Savings deposits	$4	$4	$8
NOW accounts	8	(17)	(9)
Money market accounts	226	(258)	(32)
Certificates of deposit	(1)	(236)	(237)
Total deposits	237	(507)	(270)
Federal Home Loan Bank of Boston advances	109	(184)	(75)
Repurchase agreements	-	-	-
Total interest-bearing liabilities	$346	$(691)	$(345)
Change in net interest income	$43	$377	$420

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

Net Portfolio Value Simulation Analysis. An important measure of interest risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides us with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Auburn Savings Bank.  It presents the estimated changes in Auburn Savings Bank’s net portfolio value at June 30, 2010 that would occur upon the assumed instantaneous changes in interest rates based on Office of Thrift Supervision assumptions and without giving effect to any steps that management might take, within the parameters established by our asset/liability management committee, to counter the effect of such interest rate changes.  The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings banks.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios.

	Net Portfolio Value			NPV as a Percentage of Present Value of Assets
Change in Interest Rates (basis points)	Amount	Change	Percent Change	NPV Ratio	Increase (Decrease) (basis points)
	(Dollars in Thousands)

+300	$7,162	$(1,571)	(18%)	8.85%	(143)
+200	8,141	(592)	(7%)	9.85%	(43)
+100	8,725	(8)	(0%)	10.38%	10
+50	8,808	75	1%	10.41%	13
0	8,733	0	0%	10.28%	0
-50	8,584	(149)	(2%)	10.07%	(21)
-100	8,483	(249)	(3%)	9.91%	(36)

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $5.3 million, including interest-earning deposits of $3.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.1 million at June 30, 2010. For a discussion of our expected other-than-temporary impairment charge relating to certain securities in our available for sale investment portfolio, see “Business-Investment Activities”.  On June 30, 2010, we had $18.4 million of outstanding borrowings from the Federal Home Loan Bank of Boston, and the ability to borrow an additional $6.6 million from the Federal Home Loan Bank of Boston.

At June 30, 2010, we had $2.3 million in loan commitments outstanding, as compared to $3.1 million at June 30, 2009. The $800,000 decrease in the amount of loan commitments outstanding at June 30, 2010 compared to June 30, 2009 was primarily the result of a $276,000 decrease in residential real estate loans and a $580,000 decrease in construction loans.

Certificates of deposit due within one year of June 30, 2010 totaled $20.9 million, or 37.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

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

Capital Management. We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, Auburn Savings Bank exceeded all of its regulatory capital requirements. Auburn Savings Bank is considered “well-capitalized” under regulatory guidelines. See “Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirements,” and Note 11 to the Financial Statements attached hereto.

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

Impact of Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued amended guidance with respect to accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of this Statement and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification (the Codification or ASC) and the Hierarchy of Generally Accepted Accounting Principles. Under the Statement, The FASB Codification has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification becomes non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification which has not had a material impact on the Company’s financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning July 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, related to events that occur after the balance sheet date but before financial statements are issued. This guidance amends existing standards to address potential conflicts with SEC guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2010 is effective.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated by reference herein from the Company’s definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders of the Company (the “Proxy Statement”).

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

(3)	Exhibits:

2.0	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan **
3.1	Charter of Auburn Bancorp, Inc. **
3.2	Bylaws of Auburn Bancorp, Inc. **
4.0	Specimen Stock Certificate of Auburn Bancorp, Inc. **
10.1	Auburn Savings Bank Employee Stock Ownership Plan and Trust *
10.2	ESOP Loan Commitment Letter and ESOP Loan Documents *
10.3	Employment Agreement between Auburn Savings Bank and Allen T. Sterling *
14.0	Code of Ethics *
21.1	Subsidiaries of Auburn Bancorp, Inc. **
23.0	Consents of Experts and Counsel
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

Auburn Bancorp, Inc.
(Registrant)

Date: September 27, 2010	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Allen T. Sterling
Allen T. Sterling	President and Chief Executive Officer	September 27, 2010

/s/ Rachel A. Haines
Rachel A. Haines	Principal Financial Officer	September 27, 2010

/s/ Claire D. Thompson
Claire D. Thompson	Director	September 27, 2010

/s/ Philip R. St. Pierre
Philip R. St. Pierre	Director	September 27, 2010

/s/ Bonnie G. Adams
Bonnie G. Adams	Director	September 27, 2010

/s/ Thomas J. Dean
Thomas J. Dean	Director	September 27, 2010

/s/ Peter E. Chalke
Peter E. Chalke	Director	September 27, 2010

/s/ M. Kelly Matzen
M. Kelly Matzen	Director	September 27, 2010

/s/ Sharon A. Millett
Sharon A. Millett	Director	September 27, 2010

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Auburn Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Auburn Bancorp, Inc and Subsidiary as of June 30, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn Bancorp, Inc. and Subsidiary as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Portland, Maine
September 27, 2010

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2010 and 2009

	2010	2009

ASSETS
Cash and due from banks	$1,573,526	$1,403,715
Interest-earning deposits	3,705,910	970,921
Total cash and cash equivalents	5,279,436	2,374,636

Certificates of deposit	845,000	4,451,105

Investment securities available for sale, at fair value	1,112,507	1,564,775

Federal Home Loan Bank stock, at cost	1,251,700	1,147,000

Loans	69,374,825	62,574,299
Less allowance for loan losses	(492,112)	(385,181)
Net loans	68,882,713	62,189,118

Property and equipment, net	1,852,414	1,907,877

Foreclosed real estate, net of reserve of $50,333 at June 30, 2010 and $0 at June 30, 2009	680,712	337,058

Accrued interest receivable:
Investments	13,820	33,487
Mortgage-backed securities	573	1,066
Loans	263,353	242,460

Prepaid expenses and other assets	405,246	182,128

Total assets	$80,587,474	$74,430,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$55,769,248	$48,099,021
Federal Home Loan Bank advances	18,430,662	20,150,000
Accrued interest and other liabilities	337,611	277,810
Total liabilities	74,537,521	68,526,831

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at June 30, 2010 and 2009	5,033	5,033
Additional paid-in-capital	1,468,928	1,470,790
Retained earnings	4,719,099	4,611,470
Accumulated other comprehensive gain (loss)	1,368	(26,225)
Unearned compensation (ESOP shares)	(144,475)	(157,189)
Total stockholders’ equity	6,049,953	5,903,879

Total liabilities and stockholders’ equity	$80,587,474	$74,430,710

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended June 30, 2010 and 2009

	2010	2009

Interest and dividend income:
Interest on loans	$4,038,078	$3,821,728
Interest on investments and other interest-earning deposits	100,963	230,665
Dividends on Federal Home Loan Bank stock	-	12,496
	4,139,041	4,064,889
Interest expense:
Interest on deposits and escrow accounts	1,004,758	1,274,914
Interest on Federal Home Loan Bank advances	677,439	752,643
Total interest expense	1,682,197	2,027,557

Net interest income	2,456,844	2,037,332

Provision for loan losses	109,195	90,378

Net interest income after provision for loan losses	2,347,649	1,946,954

Non-interest income:
Net gain on sales of loans	78,203	41,457
Net loss on sale of other assets	-	(16,534)
Net loss on sale of investment securities	(126,269)	-
Other-than-temporary impairment of investment securities	-	(84,022)
Other non-interest income	140,572	102,464
Total non-interest income	92,506	43,365

Non-interest expenses:
Salaries and employee benefits	962,009	888,834
Occupancy expense	92,169	113,893
Depreciation	96,501	105,460
Federal deposit insurance premiums	142,414	30,694
Computer charges	174,724	149,549
Advertising expense	80,696	60,890
Consulting expense	48,805	48,997
Net provision for losses on foreclosed real estate	104,518	-
Other operating expenses	577,327	480,108
Total non-interest expenses	2,279,163	1,878,425

Income before income taxes	160,992	111,894

Income tax expense	53,363	64,089

Net income	$107,629	$47,805

Net income per common share	$.22	$.11

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2010 and 2009

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned Compensation (ESOP Shares)	Total

Balance, June 30, 2008	$-	$-	$4,566,433	$(48,834)	$-	$4,517,599

Comprehensive income
Net income	-	-	47,805	-	-	47,805
Other comprehensive income
Unrealized holding loss on securities, net of taxes of $(12,952)	-	-	-	(25,143)	-	(25,143)
Less reclassification adjustment for items included in net income, net of taxes of $24,599	-	-	-	47,752	-	47,752

Total comprehensive income	-	-	47,805	22,609	-	70,414

Shares issued in public offering, net of offering costs of $766,504 (226,478 shares)	2,265	1,496,011	-	-	-	1,498,276
Shares issued to MHC (276,806 shares)	2,768	-	(2,768)	-	-	-
Capitalization of MHC	-	(25,000)	-	-	-	(25,000)
Shares purchased by ESOP (17,262 shares)	-	-	-	-	(172,620)	(172,620)
Common stock held by ESOP committed to be released (1,543 shares)	-	(221)	-	-	15,431	15,210

Balance, June 30, 2009	5,033	1,470,790	4,611,470	(26,225)	(157,189)	5,903,879

Comprehensive income
Net income	-	-	107,629	-	-	107,629
Other comprehensive income
Unrealized holding loss on securities, net of taxes of $(28,716)	-	-	-	(55,745)	-	(55,745)
Less reclassification adjustment for items included in net income, net of taxes of $42,931	-	-	-	83,338	-	83,338

Total comprehensive income	-	-	107,629	27,593	-	135,222

Common stock held by ESOP committed to be released (1,271 shares)	-	(1,862)	-	-	12,714	10,852

Balance, June 30, 2010	$5,033	$1,468,928	$4,719,099	$1,368	$(144,475)	$6,049,953

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended June 30, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income	$107,629	$47,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96,501	105,460
Net accretion of discounts on investment securities available for sale	(1,682)	(11,671)
Provision for loan losses	109,195	90,378
Net provision for losses on foreclosed real estate	104,518	-
Deferred income tax (benefit) expense	(38,746)	7,305
Net loss on sale of investment securities available for sale	126,269	-
Other-than-temporary impairment on investment securities available for sale	-	84,022
Gain on sales of loans	(78,203)	(41,457)
Loss on foreclosed real estate	-	12,943
Loss on disposal of property and equipment	-	1,135
ESOP compensation expense	10,852	15,210
Net (increase) decrease in prepaid expenses and other assets	(223,118)	21,508
Net increase in accrued interest receivable	(733)	(1,707)
Net increase (decrease) in accrued interest payable and other liabilities	84,332	(99,682)

Net cash provided by operating activities	296,814	231,249

Cash flows from investing activities:
Purchase of investment securities available for sale	(537,265)	(650,000)
Proceeds from sales of investment securities available for sale	800,499	-
Proceeds from maturities and principal paydowns on investment securities available for sale	105,360	480,864
Net change in certificates of deposit	3,607,000	(2,193,601)
Net increase in loans to customers	(7,172,759)	(5,824,558)
Purchase of Federal Home Loan Bank stock	(104,700)	(245,900)
Capital expenditures	(41,038)	(69,239)

Net cash used in investing activities	(3,342,903)	(8,502,434)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	7,150,000	5,500,000
Repayment of advances from Federal Home Loan Bank	(5,869,338)	(3,500,000)
Net change in short-term borrowings	(3,000,000)	2,800,000
Net increase in deposits	7,670,227	2,025,866
Proceeds from issuance of common stock, net of offering costs	-	2,005,088
Capitalization of MHC	-	(25,000)
Cash provided to ESOP for purchases of shares	-	(172,620)
Net cash provided by financing activities	5,950,889	8,633,334

Net increase in cash and cash equivalents	2,904,800	362,149

Cash and cash equivalents, beginning of period	2,374,636	2,012,487

Cash and cash equivalents, end of period	$5,279,436	$2,374,636

Supplementary cash flow information:
Cash paid during the period for:
Interest	$1,695,431	$2,029,047
Taxes	$26,177	$143,046
Transfer of loans to foreclosed real estate	$448,172	$332,675
Financed sale of foreclosed real estate	$100,000	$70,057

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

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

The costs associated with the reorganization were deferred and deducted from the proceeds upon the sale and issuance of the stock. As of June 30, 2009, reorganization costs totaled $766,504.

1.         Summary of Significant Accounting Policies

The accounting policies of the Company are in conformity with accounting principles generally accepted in the United States of America (GAAP) and general practices within the banking industry. The following is a description of the significant accounting policies.

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

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

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

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

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

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

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

Loan Servicing

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

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

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

Earnings per share for the fiscal years ended June 30 is based on the following:

	2010	2009

Net income	$107,629	$47,805

Weighted average common shares outstanding	503,284	441,235

Less: Average unallocated ESOP shares	(15,004)	(14,153)

Adjusted weighted average common shares outstanding	488,280	427,082

Earnings per common share	$.22	$.11

The Company does not have any potential common shares, therefore diluted earnings per share is not applicable.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

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

In June 2009, the FASB issued The FASB Accounting Standards Codification (the Codification or ASC) and the Hierarchy of Generally Accepted Accounting Principles. Under the Statement, The FASB Codification has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification becomes non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification which has not had a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, related to events that occur after the balance sheet date but before financial statements are issued. This guidance amends existing standards to address potential conflicts with SEC guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310) : Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Cash and Due from Banks

The Company is required to maintain certain reserves of vault cash or deposits with the Federal Reserve Company. The amount of this reserve requirement, included in cash and due from banks, was approximately $250,000 as of June 30, 2010 and 2009, respectively.

3.	Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate bonds	$982,415	$13,366	$(15,640)	$980,141
FNMA mortgage-backed securities	118,017	3,499	-	121,516
U.S. Government sponsored enterprise securities	2	848	-	850
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$1,110,434	$17,713	$(15,640)	$1,112,507

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate bonds	$1,370,276	$9,740	$(51,823)	$1,328,193
FHLMC mortgage-backed securities	27,940	260	-	28,200
FNMA mortgage-backed securities	196,295	3,344	(2,455)	197,184
U.S. Government sponsored enterprise securities	2	1,196	-	1,198
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$1,604,513	$14,540	$(54,278)	$1,564,775

Investments with a fair value of approximately $1,112,500 and $1,564,800 at June 30, 2010 and 2009, respectively, are held in a custody account to secure certain deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010		June 30, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$-	$-	$473,961	$473,961
Over 1 year through 5 years	782,415	766,775	496,315	444,492
After 5 years through 10 years	200,000	213,366	400,000	409,740
	982,415	980,141	1,370,276	1,328,193
Mortgage-backed securities	118,017	121,516	224,235	225,384

	$1,100,432	$1,101,657	$1,594,511	$1,553,577

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

Information pertaining to securities with gross unrealized losses at June 30, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2010
Corporate bonds	$530,525	$1,890	$236,250	$13,750	$766,775	$15,640

Total	$530,525	$1,890	$236,250	$13,750	$766,775	$15,640

June 30, 2009
Corporate bonds	$-	$-	$496,315	$51,823	$496,315	$51,823
FNMA mortgage-backed securities	-	-	70,790	2,455	70,790	2,455

Total	$-	$-	$567,105	$54,278	$567,105	$54,278

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

At June 30, 2010, three debt securities with unrealized losses have depreciated 2% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities. At June 30, 2009, the three debt securities with unrealized losses had depreciated 10% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition and the Company’s ability to hold such securities.

For the year ended June 30, 2010, proceeds from sales of securities available for sale amounted to $800,499. Gross realized gains amounted to $32,894 and gross realized losses amounted to $159,163.  There were no sales of securities available for sale for the years ended June 30, 2009, but the Company did record other-than-temporary impairment losses of $60,270 and $23,752 on its U.S. Government sponsored enterprise securities and corporate bonds, respectively.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

4.	Loans

A summary of the balances of loans follows:

	2010	2009
Mortgage loans:
One to four family residential	$36,417,972	$34,906,077
Commercial	15,135,502	12,637,938
Construction	410,000	686,000
Equity lines of credit and loans	11,436,398	11,395,033
Undisbursed portion of construction loan	(97,083)	(134,032)

Subtotal	63,302,789	59,491,016

Commercial loans	5,267,408	2,509,675
Consumer loans	951,559	711,316

Total loans	69,521,756	62,712,007

Deferred loan origination costs	165,268	154,118
Deferred loan origination fees	(312,199)	(291,826)
Allowance for loan losses	(492,112)	(385,181)

Total loans, net	$68,882,713	$62,189,118

Nonaccrual loans amounted to $551,402 and $135,212 at June 30, 2010 and 2009, respectively. Interest income of $22,971 and $4,115 would have been recognized on these loans if interest had been accrued at June 30, 2010 and 2009, respectively.

An analysis of the allowance for loan losses follows:

	2010	2009

Balance at beginning of year	$385,181	$345,550
Provision for loan losses	109,195	90,378
Loans charged off	(2,264)	(50,747)

Balance at end of year	$492,112	$385,181

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

The following is a summary of information pertaining to impaired loans as of June 30, 2010:

Impaired loans without a valuation allowance	$516,137
Impaired loans with a valuation allowance	372,307

Total impaired loans	$888,444
Valuation allowance allocated to impaired loans	$43,368

Average investment in impaired loans	$335,440

There were no impaired loans as of June 30, 2009.  Interest income recognized on impaired loans was not material in 2010.

The Company was servicing for others mortgage loans of approximately $9,818,000 and $10,347,000 at June 30, 2010 and 2009, respectively.

The balance of mortgage servicing rights was $74,056 and $76,284 at June 30, 2010 and 2009, respectively.

There were no loans held for sale at June 30, 2010 and 2009.

5.         Property and Equipment

A summary of the cost and accumulated depreciation of property and equipment is as follows:

	2010	2009

Land and land improvements	$407,780	$407,780
Buildings	1,950,328	1,935,061
Furniture and fixtures	563,039	544,817

	2,921,147	2,887,658
Less accumulated depreciation	1,068,733	979,781

Net property and equipment	$1,852,414	$1,907,877

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

Following is a summary of estimated useful lives by asset category:

Estimated Useful Lives (Years)

Land and land improvements	15
Buildings	5 - 40
Furniture and fixtures	1 - 10

6.       Deposits

A summary of deposit balances, by type, follows:

	2010	2009

Demand accounts	$3,100,136	$3,743,127
Money market accounts	13,819,929	10,459,125
NOW accounts	2,894,440	2,346,519
Savings accounts	3,951,404	3,042,709
Certificates of deposit	19,747,048	18,038,128
Certificates of deposit, $100,000 and over	12,256,291	10,469,413

Total deposits	$55,769,248	$48,099,021

The scheduled maturities of time deposits are as follows:

	2010	2009

2010	$-	$18,405,138
2011	20,857,486	6,901,670
2012	4,760,682	1,409,597
2013	1,560,092	1,204,555
2014	765,375	586,581
2015	4,059,704	-

	$32,003,339	$28,507,541

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

A summary of interest expense on deposits is as follows:

	2010	2009

Demand accounts	$1,598	$7,414
Money market accounts	179,089	211,225
NOW accounts	17,997	20,690
Savings accounts	32,732	24,905
Certificates of deposit	773,342	1,010,680

	$1,004,758	$1,274,914

The Company maintains collateralization agreements with certain depositors whereby those deposits in excess of the federally insured limit are secured by an interest in the Company’s investment instruments maintained in a custodial account held by one of the Company’s custodians. As part of the collateralization agreement, the Company agrees to maintain the value of the collateral in the custodial account at a minimum level at least equal to 100% of the uninsured portion of these deposits. At June 30, 2010 and 2009, the value of the collateral in the custodial account was approximately $4,542,000 and $6,815,000, respectively, and the uninsured portion of the deposits was approximately $4,344,000 and $3,069,000, respectively.

7.	Federal Home Loan Bank Advances

Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB and qualifying first mortgages.

The Company’s fixed-rate advances of $18,430,662 and $20,150,000 at June 30, 2010 and 2009, respectively, mature through 2015. At June 30, 2010 and 2009, the interest rates on fixed-rate advances ranged from 1.67 percent to 5.95 percent and .31 percent to 6.56 percent, respectively.

The Company’s callable advance of $1,000,000 at June 30, 2010 matures in 2012. The rate is based on the three-month London Interbank Offer Rate (LIBOR). At June 30, 2010, the interest rate on this advance was 4.99 percent. The advance is callable on August 16, 2010 if LIBOR reaches 5.75 percent and quarterly thereafter through its maturity date.

At June 30, 2010 and 2009, the Company also had $661,000 available under a long-term line of credit from the FHLB. There were no amounts drawn under this line at June 30, 2010 and 2009.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

The contractual maturities of advances are as follows:

	2010	2009

2010	$-	$8,750,000
2011	3,650,000	3,650,000
2012	4,500,000	4,500,000
2013	2,250,000	750,000
2014	3,000,000	2,000,000
2015	5,030,662	500,000

Total	$18,430,662	$20,150,000

8.         Income Taxes

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2010	2009
Current tax provision
Federal	$84,144	$50,443
State	7,965	6,341

	92,109	56,784

Deferred federal tax benefit	(38,746)	(11,379)
Change in valuation reserve	-	18,684

Deferred federal tax (benefit) expense, net	(38,746)	7,305

Income tax expense	$53,363	$64,089

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

The income tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes, as follows:

	2010	2009

Expected income tax expense at federal tax rate (34%)	$54,737	$38,044
Increase (reduction) in income taxes resulting from:
Dividends received deduction	-	(12)
State tax, net of federal tax benefit	5,257	4,185
Valuation reserve	-	18,684
Other	(6,631)	3,188

Income tax expense	$53,363	$64,089

Effective income tax rate	33.1%	57.3%

The components of the net deferred tax liability, included in other assets, are as follows:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$152,554	$119,406
Impairment loss on investments	35,280	35,280
Expense accruals	19,154	10,783
Unrealized losses on investment securities available for sale	-	13,510
Other	3,370	989

Total deferred tax assets	210,358	179,968

Valuation reserve against capital losses	(27,917)	(27,917)

Total deferred tax assets, net of valuation reserve	182,441	152,051

Deferred tax liabilities:
Difference between tax and book bases of property and equipment	(135,841)	(134,916)
Deferred loan fees	(87,462)	(76,566)
Mortgage servicing rights	(22,957)	(23,648)
Unrealized gains on investment securities available for sale	(704)	-
Other	-	(5,976)
Total deferred tax liabilities	(246,964)	(241,106)

Net deferred tax liability	$(64,523)	$(89,055)

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	2010	2009

Balance at beginning of year	$27,917	$9,233
Change generated by current year’s operations	-	18,684

Balance at end of year	$27,917	$27,917

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

FASB ASC Topic 740, Income Taxes, defines the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective July 1, 2008, the Company has adopted these provisions and there was no material effect on the financial statements, and no cumulative effect.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2007 through 2009.  If the Company, as a result of an audit, was assessed interest and penalties, the amounts would be recorded through income tax expense.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

At June 30, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2010	2009

Commitments to originate loans	$2,308,000	$3,318,000
Unadvanced portions of construction loans	97,000	134,000
Unadvanced portions of home equity loans	2,917,000	3,045,000
Unadvanced portions of commercial lines of credit	1,573,000	306,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Unfunded commitments under commercial lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Included in the above commitments to extend credit at June 30, 2010 were fixed rate commitments to grant loans of approximately $360,000 which expire in 30 days. Interest rates on these fixed rate commitments range from 5.00% to 8.00%.

Included in the above commitments to extend credit at June 30, 2009 were fixed commitments to grant loans of approximately $365,000 which expire in 30 days. Interest rates on these fixed rate commitments range from 5.75% to 6.00%.  Commitments at June 30, 2009 also include fixed rate commitments amounting to $580,400 which expire 60 days from commitment date with fixed rate interest rates from 5.25% to 6.00%.

The Company has sold mortgage loans to the FHLB with a total outstanding balance of approximately $9,818,000 and $10,347,000 at June 30, 2010 and 2009, respectively. Under the terms of the agreement with the FHLB, the Company has a limited recourse obligation to the FHLB in the event the borrower defaults. At June 30, 2010 and 2009, the maximum recourse obligation totaled approximately $355,000 and $285,000, respectively.

10.       Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

11.	Other Non-interest Income and Operating Expense

Other non-interest income and other operating expense include the following items greater than 1% of revenues.

	2010	2009

Other non-interest income:
Deposit fee income	$50,000	$46,000

Other operating expense:
Audits and examinations	$176,000	$111,000
Legal fees	70,000	53,000

12.	Minimum Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to total assets (as defined). Management believes, as of June 30, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2010 and 2009, the most recent notification from the Office of Thrift Supervision categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and the Bank’s category. Actual capital amounts and ratios as of June 30, 2010 and 2009 are also presented in the table.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010

Total capital to risk weighted assets	$5,933,000	11.67%	$4,069,000	8.00%	$5,086,000	10.00%

Tier 1 capital to risk weighted assets	$5,838,000	11.48%	$2,034,000	4.00%	$3,052,000	6.00%

Tier 1 capital to total assets	$5,838,000	7.24%	$3,224,000	4.00%	$4,031,000	5.00%

June 30, 2009

Total capital to risk weighted assets	$5,722,000	12.66%	$3,616,000	8.00%	$4,520,000	10.00%

Tier 1 capital to risk weighted assets	$5,622,000	11.81%	$1,808,000	4.00%	$2,712,000	6.00%

Tier 1 capital to total assets	$5,622,000	7.54%	$2,983,000	4.00%	$3,729,000	5.00%

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010

Total capital to risk weighted assets	$6,144,000	12.08%	$4,069,000	8.00%	$5,086,000	10.00%

Tier 1 capital to risk weighted assets	$6,049,000	11.89%	$2,034,000	4.00%	$3,052,000	6.00%

Tier 1 capital to total assets	$6,049,000	7.50%	$3,224,000	4.00%	$4,031,000	5.00%

June 30, 2009

Total capital to risk weighted assets	$6,046,000	13.38%	$3,616,000	8.00%	$4,520,000	10.00%

Tier 1 capital to risk weighted assets	$5,946,000	12.52%	$1,808,000	4.00%	$2,712,000	6.00%

Tier 1 capital to total assets	$5,946,000	7.97%	$2,983,000	4.00%	$3,729,000	5.00%

The following table presents a reconciliation of capital determined using accounting principles generally accepted in the United States of America (GAAP) and regulatory capital amounts:

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

	2010		2009

	Consolidated	Bank	Consolidated	Bank
GAAP capital	$6,050,000	$5,839,000	$5,904,000	$5,580,000

Net unrealized (gain) loss on certain securities for sale, net of available income taxes	(1,000)	(1,000)	42,000	42,000
Tier I Capital	6,049,000	5,838,000	5,946,000	5,622,000

Allowance for loan losses (excluding specific reserves)	449,000	449,000	385,000	385,000

Deduction for low-level recourse and residual interests	(354,000)	(354,000)	(285,000)	(285,000)

Total Risk-Based Capital	$6,144,000	$5,933,000	$6,046,000	$5,722,000

13.	Employee Benefit Plans

401 (k) Plan
The Company has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the employee’s contribution, up to a maximum of 3 percent of an employee’s compensation contributed to the Plan. Matching contributions vest to the employee equally over a five-year period. For the years ended June 30, 2010 and 2009, expense attributable to the Plan amounted to $19,054 and $17,252, respectively.

Employee Stock Ownership Plan
All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. In August 2008, the Bank’s ESOP purchased 17,262 shares of common stock for $172,620.  The Auburn Savings Bank ESOP Trust (the ESOP Trust) borrowed the loan amount of $172,620 from Auburn Bancorp, Inc., and the loan is repayable annually with a fixed interest rate of 5% for the term of fifteen years. The loan is secured by the shares purchased by the ESOP Trust. Participants’ benefits become fully vested after 5 years of service. The Bank’s contributions are the primary source of funds for the ESOP’s repayment of the loan. Principal and interest payments for the years ended June 30, 2010 and 2009 totaled $16,631 and $15,552, respectively.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

As of June 30, 2010, the remaining principal balance is payable as follows:

2011	$8,820
2012	9,261
2013	9,724
2014	10,210
2015	10,721
Thereafter	107,484
Total	$156,220

Shares held by the ESOP include the following at June 30:

	2010	2009
Allocated	2,237	1,081
Unallocated	15,025	16,181
Total	17,262	17,262

Expense related to the ESOP for the years ended June 30, 2010 and 2009 totaled approximately $11,000 and $15,000 respectively.  The fair value of the unallocated shares as of June 30, 2010 and 2009 was $144,475 and $157,189, respectively.

14.	Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $256,200 at June 30, 2010 and $303,300 at June 30, 2009. During the years ended June 30, 2010 and 2009, total principal additions were $19,300 and $12,900, respectively, and total principal payments and deletions were $66,400 and $311,200, respectively.

Deposits from related parties held by the Company at June 30, 2010 and 2009 amounted to $1,061,000 and $1,014,100, respectively.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

15.	Fair Value of Financial Instruments

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

The balances of financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Assets:
Investment securities available for sale
Corporate bond	$980,141	$	---	$980,141	$	---
FNMA mortgage-backed securities	121,516		---	121,516		---
U.S. Government sponsored enterprise securities	850		---	850		---
Corporate common stock	10,000		---	10,000		---

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009
Assets:
Investment securities available for sale
Corporate bond	$1,328,193	$	---	$1,328,193	$	---
FHLMC mortgage-backed securities	28,200		---	28,200		---
FNMA mortgage-backed securities	197,184		---	197,184		---
U.S. Government sponsored enterprise securities	1,198		---	1,198		---
Corporate common stock	10,000		---	10,000		---

The balances of financial assets and liabilities measured at fair value on a nonrecurring basis are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Assets:
Impaired loans	$328,939	$	---	$328,939	$	---

Impaired loans were reduced from their carry amount of $372,307 to their fair value of $328,939 at June 30, 2010, resulting in an impairment reserve through the allowance for loan losses.

The Company did not have any material financial assets and liabilities measured at fair value on a non-recurring basis at June 30, 2009.

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

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents and certificates of deposit: The carrying amounts of cash, due from banks, deposits with the FHLB, federal funds sold and certificates of deposit approximate fair values as these financial instruments have short maturities.

Securities available for sale:  The fair value of securities available for sale, excluding Federal Home Loan Bank stock, are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the FHLB.

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

Accrued interest receivable: The carrying amounts of accrued interest approximate fair value.

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

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2010		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Financial assets
Cash and cash equivalents	$5,279	$5,279	$2,375	$2,375
Certificates of deposit	845	845	4,451	4,451
Securities available for sale	1,113	1,113	1,565	1,565
Federal Home Loan Bank stock	1,252	1,252	1,147	1,147
Loans, net	68,883	71,067	62,189	63,721
Accrued interest receivable	278	278	277	277

Financial liabilities
Deposits	55,769	55,396	48,099	47,390
Federal Home Loan Bank advances	18,431	19,010	20,150	20,648

16.   Condensed Financial Information (Parent Company Only)

The following financial statements are for Auburn Bancorp, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Auburn Bancorp, Inc. and Subsidiary.

AUBURN BANCORP, INC. (PARENT COMPANY ONLY)
Balance Sheets
June 30, 2010 and 2009

	2010	2009
ASSETS
Cash and due from banks	$107,226	$290,891
Due from subsidiary – Auburn Savings Bank	125,948	61,060
Investment in subsidiary – Auburn Savings Bank	5,839,493	5,580,376

Total assets	$6,072,667	$5,932,327

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest and other liabilities	$22,714	$28,448
Total liabilities	22,714	28,448

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at June 30, 2010 and 2009.	5,033	5,033
Additional paid-in-capital	1,468,928	1,470,790
Retained earnings	4,719,099	4,611,470
Accumulated other comprehensive income (loss)	1,368	(26,225)
Unearned compensation (ESOP shares)	(144,475)	(157,189)

Total stockholders’ equity	6,049,953	5,903,879

Total liabilities and stockholders’ equity	$6,072,667	$5,932,327

The investment in the subsidiary bank is carried under the equity method of accounting.  The intercompany transactions and cash, which is on deposit with the Bank, have been eliminated in consolidation.

AUBURN BANCORP, INC. (PARENT COMPANY ONLY)
Condensed Statements of Income
Years Ended June 30, 2010 and 2009

	2010	2009
Expense
Administrative and other	$188,698	$181,622
Total expense	188,698	181,622

Loss before applicable income tax benefit and equity in undistributed net income of subsidiary	(188,698)	(181,622)

Applicable income tax benefit	64,801	62,537

Loss before equity in undistributed net income of subsidiary	(123,897)	(119,085)
Equity in undistributed net income of subsidiary	231,526	166,890

Net income	$107,629	$47,805

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

AUBURN BANCORP, INC. (PARENT COMPANY ONLY)
Condensed Statements of Cash Flows
Years Ended June 30, 2010 and 2009

Cash flows from operating activities
Net income	$107,629	$47,805
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of subsidiary	(231,524)	(166,890)
ESOP compensation expense	10,852	15,210
Net (decrease) increase in accrued expenses and other liabilities	(5,734)	28,448

Net cash flows used by operating activities	(118,777)	(75,427)

Cash flows from investing activities:
Initial investment in subsidiary – Auburn Savings Bank	-	(873,278)

Net cash used by investing activities	-	(873,278)

Cash flows from financing activities: Advances to subsidiary	(64,888)	(61,060)
Proceeds from issuance of common stock, net of offering costs	-	2,005,088
Offering costs reimbursed to subsidiary	-	(506,812)
Capitalization of MHC	-	(25,000)
Cash provided to ESOP for purchase of shares	-	(172,620)

Net cash (used) provided by financing activities	(64,888)	1,239,596

Net (decrease) increase in cash	(183,665)	290,891

Cash at beginning of year	290,891	-

Cash at end of year	$107,226	$290,891

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2010 and 2009

17.      Subsequent Events

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

Subsequent events have been evaluated and management determined there were no subsequent events to disclose.