Form 10-Q
period 2010-09-30
Auburn Bancorp, Inc.
filed 2010-11-15
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

or

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

Common Stock, $0.01 par value, 503,284 shares outstanding as of November 12, 2010.

AUBURN BANCORP, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

TABLE OF CONTENTS
		Page

	PART I. FINANCIAL INFORMATION (Unaudited)

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and June 30, 2010	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended September 30, 2010 and 2009	4

	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended September 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	[REMOVED AND RESERVED]
		24
Item 5.	Other Information

Item 6.	Exhibits	25

	Signatures	26

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2010 (Unaudited) and June 30, 2010

ASSETS

	September 30,	June 30,
	2010	2010
	(Unaudited)

Cash and due from banks	$1,568,235	$1,573,526
Interest-earning deposits	1,561,804	3,705,910
Total cash and cash equivalents	3,130,039	5,279,436

Certificates of deposit	845,000	845,000

Investment securities available for sale, at fair value	1,819,356	1,112,507

Federal Home Loan Bank stock, at cost	1,251,700	1,251,700

Loans	71,715,383	69,374,825
Less allowance for loan losses	(719,251)	(492,112)
Net loans	70,996,132	68,882,713

Property and equipment, net	1,846,034	1,852,414

Foreclosed real estate, net of allowance of $0 at September 30, 2010 and $50,333 at June 30, 2010	802,127	680,712

Accrued interest receivable:
Investments	16,593	13,820
Mortgage-backed securities	498	573
Loans	279,219	263,353

Prepaid expenses and other assets	441,378	405,246

Total assets	$81,428,076	$80,587,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$55,290,865	$55,769,248
Federal Home Loan Bank advances	19,894,463	18,430,662
Accrued interest and other liabilities	193,298	337,611
Total liabilities	75,378,626	74,537,521

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at September 30 and June 30, 2010	5,033	5,033
Additional paid-in-capital	1,468,009	1,468,928
Retained earnings	4,701,673	4,719,099
Accumulated other comprehensive gain	16,320	1,368
Unearned compensation (ESOP shares)	(141,585)	(144,475)
Total stockholders’ equity	6,049,450	6,049,953

Total liabilities and stockholders’ equity	$81,428,076	$80,587,474

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statement of Operations

Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
Interest and dividend income:
Interest on loans	$1,067,571	$965,444
Interest on investments and other interest-earning deposits	14,508	46,731
Total interest and dividend income	1,082,079	1,012,175

Interest expense:
Interest on deposits and escrow accounts	234,217	268,059
Interest on Federal Home Loan Bank advances	146,180	190,933
Total interest expense	380,397	458,992

Net interest income	701,682	553,183

Provision for loan losses	278,797	17,848

Net interest income after provision for loan losses	422,885	535,335

Non-interest income (loss):
Net gain on sales of loans	22,395	21,593
Net loss on sale of other assets	(6,384)	(6,914)
Net loss on sale of investment securities	-	(159,163)
Other non-interest income	39,703	35,894
Total non-interest income (loss)	55,714	(108,590)

Non-interest expenses:
Salaries and employee benefits	229,519	231,943
Occupancy expense	23,816	24,846
Depreciation	24,055	26,008
Federal deposit insurance premiums	13,441	52,363
Computer charges	42,113	45,467
Advertising expense	22,490	13,463
Consulting expense	16,040	13,975
Net recovery of losses on foreclosed real estate	(4,142)	-
Other operating expenses	135,903	110,061
Total non-interest expenses	503,235	518,126

Loss before income taxes	(24,636)	(91,381)

Income tax benefit	7,210	29,649

Net loss	$(17,426)	$(61,732)

Net loss per common share	$(.04)	$(.13)

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2010 and 2009 (Unaudited)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation (ESOP Shares)	Total
Balance, June 30, 2009	$5,033	$1,470,790	$4,611,470	$(26,225)	$(157,189)	$5,903,879

Comprehensive loss
Net loss	-	-	(61,732)	-	-	(61,732)
Other comprehensive income
Unrealized holding loss on securities, net of taxes of $(29,659)	-	-	-	(57,574)	-	(57,574)
Less reclassification adjustment for items included in net loss, net of taxes of $54,115	-	-	-	105,048	-	105,048

Total comprehensive loss	-	-	(61,732)	47,474	-	(14,258)

Common stock held by ESOP committed to be released (405 shares)	-	(230)	-	-	4,046	3,816

Balance, September 30, 2009	$5,033	$1,470,560	$4,549,738	$21,249	$(153,143)	$5,893,437
Balance, June 30, 2010	$5,033	$1,468,928	$4,719,099	$1,368	$(144,475)	$6,049,953

Comprehensive loss
Net loss	-	-	(17,426)	-	-	(17,426)
Other comprehensive income
Unrealized holding gain on securities, net of taxes of $7,703	-	-	-	14,952	-	14,952
Total comprehensive loss	-	-	(17,426)	14,952	-	(2,474)

Common stock held by ESOP committed to be released (289 shares)	-	(919)	-	-	2,890	1,971

Balance, September 30, 2010	$5,033	$1,468,009	$4,701,673	$16,320	$(141,585)	$6,049,450

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2010 and 2009 (Unaudited)

	Three Months Ended September 30,

	2010	2009

Net loss	$(17,426)	$(61,732)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,055	26,008
Net accretion of discounts on investment securities available for sale	(8,589)	(2,100)
Provision for loan losses	278,797	17,848
Net recovery of losses on foreclosed real estate	(4,142)	-
Deferred income tax benefit	-	(11,380)
Net loss on sale of investment securities available for sale	-	159,163
Gain on sales of loans	(22,395)	(21,593)
Loss on foreclosed real estate	6,384	6,914
ESOP compensation expense	1,971	3,816
Net increase in prepaid expenses and other assets	(36,132)	(37,232)
Net increase in accrued interest receivable	(18,564)	(16,752)
Net decrease in accrued interest payable and other liabilities	(152,014)	(96,494)

Net cash provided by (used in) operating activities	51,945	(33,534)

Cash flows from investing activities:
Purchase of investment securities available for sale	(708,594)	-
Proceeds from sales of investment securities available for sale	-	316,381
Proceeds from maturities and principal paydowns on investment securities available for sale	32,987	46,817
Net change in certificates of deposit	-	588,515
Net increase in loans to customers	(2,493,478)	(2,102,852)
Purchase of Federal Home Loan Bank stock	-	(53,700)
Capital expenditures	(17,675)	(10,765)

Net cash used in investing activities	(3,186,760)	(1,215,604)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	2,000,000	750,000
Repayment of advances from Federal Home Loan Bank	(500,000)	(500,000)
Net change in short-term borrowings	(36,199)	(11,888)
Net increase (decrease) in deposits	(478,383)	1,978,528
Net cash provided by financing activities	985,418	2,216,640

Net increase (decrease) in cash and cash equivalents	(2,149,397)	967,502
Cash and cash equivalents, beginning of period	5,279,436	2,374,636

Cash and cash equivalents, end of period	$3,130,039	$3,342,138

Supplementary cash flow information:
Cash paid during the period for:
Interest	$380,983	$459,156
Taxes	$80,830	$6,300
Transfer of loans to foreclosed real estate	$123,657	$87,103

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.        Basis of Presentation

The financial information included herein presents the consolidated financial condition and results of operations for Auburn Bancorp, Inc. and its wholly-owned subsidiary, Auburn Savings Bank, FSB, as of September 30, 2010 and June 30, 2010, and for the interim periods ended September 30, 2010 and 2009.  Except for the June 30, 2010 Consolidated Balance Sheet, the financial information is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments, that are necessary to make the financial statements not misleading for a fair presentation. The results shown for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be obtained for a full fiscal year. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K (File No. 000-53370) filed at the Securities and Exchange Commission on September 28, 2010.

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

2.        Reorganization

On January 11, 2008, Auburn Savings Bank, FSB (the “Bank”) reorganized into the mutual holding company structure. As part of the reorganization, the Bank converted to a federal stock savings bank and became a wholly-owned subsidiary of Auburn Bancorp, Inc. (the “Company”), and the Company became a majority-owned subsidiary of Auburn Mutual Holding Company (the “MHC”). In addition, the Company conducted a stock offering.  Immediately following completion of the reorganization and stock offering, the MHC owned 55.0% of the outstanding common stock of the Company and the minority public shareholders owned 45.0%.  So long as the MHC is in existence, the MHC will be required to own at least a majority of the voting stock of the Company.

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

3.        Impact of Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued amended guidance with respect to accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement was effective for the Company on July 1, 2010.  The Company has reviewed the requirements of this Statement and complies with its requirements.  The adoption of this Statement has not had a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for the Company with the reporting period beginning July 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

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

4.        Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

September 30, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal bond	$178,738	$9,011	$-	$187,749
Corporate bonds	1,499 292	25,216	(12,200)	1,512,308
FNMA mortgage-backed securities	106,597	2,093	-	108,690
U.S. Government sponsored enterprise securities	2	607	-	609
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$1,794,629	$36,927	$(12,200)	$1,819,356

June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$982,415	$13,366	$(15,640)	$980,141
FNMA mortgage-backed securities	118,017	3,499	-	121,516
U.S. Government sponsored enterprise securities	2	848	-	850
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$1,110,434	$17,713	$(15,640)	$1,112,507

Investments with a fair value of approximately $1,819,300 and $1,112,500 at September 30, 2010 and June 30, 2010, respectively, are held in a custody account to secure certain deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Over 1 year through 5 years	$1,299,292	$1,291,028	$782,415	$766,775
After 5 years through 10 years	200,000	221,281	200,000	213,366
After 10 years	178,738	187,748	-	-
	1,678,030	1,700,057	982,415	980,141
Mortgage-backed securities	106,597	108,690	118,017	121,516

	$1,784,627	$1,808,747	$1,100,432	$1,101,657

Information pertaining to securities with gross unrealized losses at September 30, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2010
Corporate bonds	$-	$-	$250,000	$12,200	$250,000	$12,200

Total	$-	$-	$250,000	$12,200	$250,000	$12,200

June 30, 2010
Corporate bonds	$530,525	$1,890	$236,250	$13,750	$766,775	$15,640

Total	$530,525	$1,890	$236,250	$13,750	$766,775	$15,640

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

At September 30, 2010, one debt security with unrealized loss had depreciated 5% in total from the amortized cost basis. This unrealized loss related principally to current interest rates for similar types of securities compared to the underlying yields on these securities. At June 30, 2010, three debt securities with unrealized losses had depreciated 2% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition and the Company’s ability to hold such securities. The Company did not record an other-than-temporary impairment loss during the three months ended September 30, 2010 and 2009.

5.        Earnings Per Share

Basic income or loss per common share is determined by dividing net income or loss by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Net loss per common share for the three months ended September 30, 2010 and 2009 is based on the following:

	Three Months Ended September 30,
	2010	2009
Net loss	$(17,426)	$(61,732)

Weighted average common shares outstanding	503,284	503,284
Less: Average unallocated ESOP shares	(14,159)	(15,314)

Adjusted weighted average common shares outstanding	489,125	487,970

Net loss per common share	$(.04)	$(.13)

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

The components of total comprehensive loss and related tax effects for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,
	2010	2009

Net loss	$(17,426)	$(61,732)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	22,655	(87,233)

Reclassification adjustment for items included in net loss	-	159,163

Tax effect	(7,703)	(24,456)

Other comprehensive income, net of tax	14,952	47,474

Total comprehensive loss	$(2,474)	$(14,258)

7.        Employee Stock Ownership Plan

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Expense related to the ESOP for the three months ended September 30, 2010 and 2009 approximated $2,000 and $4,000, respectively.  The fair value of the unallocated shares as of September 30, 2010 and 2009 was $141,600 and $153,100, respectively.

8.     Fair Value Measurement

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

The balances of financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets(Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Assets:
Investment securities available for sale
Municipal bond	$187,749	$	---	$187,749	$	---
Corporate bonds	1,512,308		---	1,512,308		---
FNMA mortgage-backed securities	108,690		---	108,690		---
U.S. Government sponsored enterprise securities	609		---	609		---
Corporate common stock	10,000		---	10,000		---

June 30, 2010
Assets:
Investment securities available for sale
Corporate bonds	$980,141	$	---	$980,141	$	---
FNMA mortgage-backed securities	121,516		---	121,516		---
U.S. Government sponsored enterprise securities	850		---	850		---
Corporate common stock	10,000		---	10,000		---

The balances of financial assets and liabilities measured at fair value on a nonrecurring basis are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Assets:
Impaired loans	$255,000	$	---	$255,000	$	---

June 30, 2010
Assets:
Impaired loans	$328,939	$	---	$328,939	$	---

Impaired loans were reduced from their carrying amount of $340,658 to their fair value of $255,000 and  $372,307 to their fair value of $328,939 at September 30, 2010 and June 30, 2010, respectively, resulting in an impairment reserve through the allowance for loan losses.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$3,130	$3,130	$5,279	$5,279
Certificates of deposit	845	845	845	845
Securities available for sale	1,819	1,819	1,113	1,113
Federal Home Loan Bank stock	1,252	1,252	1,252	1,252
Loans, net	70,996	73,491	68,883	71,067
Accrued interest receivable	296	296	278	278

Financial liabilities
Deposits	55,291	55,024	55,769	55,396
Federal Home Loan Bank advances	19,894	20,574	18,431	19,010

9.     Subsequent Events

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

   Expenses. The non-interest expenses we incur in operating our business consist of expenses for salaries and employee benefits, occupancy and equipment, data processing, marketing and advertising, professional services, FDIC insurance premiums and various other miscellaneous expenses. Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We will recognize additional annual employee compensation expenses stemming from the adoption of a new equity benefit plan. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Forward-Looking Statements

           Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.”  These forward-looking statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these forward-looking statements as a result of any number of factors.  These factors include, but are not limited to, risks related to the Company’s continued ability to originate quality loans, fluctuation in interest rates, real estate conditions in the Company’s lending areas, changes in the securities or financial markets, changes in loan delinquency and charge-off rates, general and local economic conditions, the Company’s continued ability to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements, and changing regulatory requirements.  For more information about these factors, please see our Annual Report on Form 10-K filed on September 28, 2010.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.

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

           A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.  The allowance for loan losses includes specific reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that not all of the contractual interest and principal payments will be collected as scheduled in the loan agreement.  Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. As of September 30, 2010, three impaired loans were assigned a specific reserve of $86,000.  Specific reserves totaling $11,000 have been assigned as of June 30, 2010.

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

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

           Total Assets. Total assets increased by $841,000, or 1.0%, from $80.6 million at June 30, 2010 to $81.4 million at September 30, 2010. This increase was largely the result of an increase of $2.3 million in the loan portfolio, partly offset by a reduction of $2.1 million in interest-earning deposits.

   Cash and Cash Equivalents. Cash and correspondent bank balances decreased by $2.1 million, or 40.7%, from $5.3 million at June 30, 2010 to $3.1 million at September 30, 2010.  This decrease was primarily the result of increase in loans.

   Certificates of Deposit. Certificate of deposit balances had no change with a total of $845,000 at September 30, 2010 and June 30, 2010.

   Securities Available for Sale. Securities available for sale totaled $1.8 million at September 30, 2010, an increase of $707,000, or 63.5%, from $1.1 million at June 30, 2010. The increase was primarily due to the purchase of two corporate bonds and one municipal bond.

   Net Loans.  Net loans increased $2.1 million, or 3.1%, from $68.9 million at June 30, 2010 to $71.0 million at September 30, 2010. The majority of loan growth has been in 1-4 family real estate loans and commercial real estate loans which increased $809,000, or 2.2% and $1.7 million, or 11.2%, respectively.   The increases were primarily due to the market demand for fixed rate consumer and commercial real estate.   Construction loans decreased $155,000, or 37.8%, home equity loans decreased $39,000, or 0.3%, and consumer installment loans increased $84,000, or 8.8%, from June 30, 2010 to September 30, 2010.

   Deposits and Borrowed Funds. Deposits decreased $478,000, or 0.9%, from $55.8 million at June 30, 2010 to $55.3 million at September 30, 2010. Demand accounts increased $335,000, or 10.8%.  NOW checking accounts decreased $36,000, or 1.2%, and certificates of deposit decreased $96,000, or 0.3%.  Money market accounts decreased $915,000, or 6.6% and savings accounts increased $233,000 or 5.9%.  The decrease in money market accounts resulted from a large withdrawal upon the death of a customer with a substantial deposit relationship.

           Total borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $1.5 million, or 7.9%, from $18.4 million at June 30, 2010 to $19.9 million at September 30, 2010.

           Total Stockholders’ Equity. Total equity decreased $500 during the three months ended September 30, 2010, primarily as a result of net loss of $17,000 offset by an increase in unrealized gain on investment securities, net of tax, of $15,000.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and September 30, 2009

           Net Loss. Net loss decreased $45,000 to $17,000 for the three months ended September 30, 2010 compared to net loss of $62,000 for the three months ended September 30, 2009. The decrease was primarily the result of higher net interest income and non-interest income, partially offset by higher provision for loan losses.

   Net Interest Income.  Net interest income increased $148,000, or 26.8%, from $553,000 for the three months ended September 30, 2009 to $702,000 for the three months ended September 30, 2010.  The increase was primarily due to the increase in interest and dividend income of $70,000 and decrease in interest expense of $79,000.  The interest rate spread increased from 2.87% for the three months ended September 30, 2009 to 3.57% for the three months ended September 30, 2010.  Net interest margin increased from 3.08% for the three months ended September 30, 2009 to 3.71% for the three months ended September 30, 2010.

   Interest and Dividend Income. Interest income increased $70,000, or 6.9%, from $1.01 million for the three months ended September 30, 2009 to $1.08 million for the three months ended September 30, 2010.  This increase was due principally to an increase in the average balance of interest-earning assets, partly offset by a decrease in yield.  Interest income increased by $102,000 on loans and decreased $32,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.08% for the three months ended September 30, 2009 to 6.06% for the three months ended September 30, 2010 in the generally lower interest rate environment. The average yield on investments, including securities, FHLB stock and interest-bearing deposits decreased from 2.26% for the three months ended September 30, 2009 to 1.12% for the three months ended September 30, 2010.

   Interest Expense. Interest expense decreased by $79,000, or 17.1%, to $380,000 for the three months ended September 30, 2010 from $459,000 for the three months ended September 30, 2009.  The decrease was due to lower cost of funds.  While average deposit balances increased, the average cost of these deposits decreased from 2.35% to 1.79% in the generally lower market interest rate environment. Average borrowings from FHLB decreased with the average cost of the borrowings decreasing from 3.68% to 3.16%.

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

	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
	Volume	Rate	Net change

Interest-earning assets:
Loans	$105,000	$(3,000)	$102,000
Investment securities	5,000	(7,000)	(2,000)
Federal Home Loan Bank stock	-	-	-
Interest-earning deposits	(13,000)	(17,000)	(30,000)
Total interest-earning assets	$97,000	$(27,000)	$70,000
Interest-bearing liabilities:
Savings deposits	$2,000	$(1,000)	$1,000
NOW accounts	1,000	(2,000)	(1,000)
Money market accounts	7,000	(20,000)	(13,000)
Certificates of deposit	24,000	(46,000)	(22,000)
Total deposits	34,000	(69,000)	(35,000)
Federal Home Loan Bank of Boston advances	(19,000)	(25,000)	(44,000)
Total interest-bearing liabilities	$15,000	$(94,000)	$(79,000)
Change in net interest income	$82,000	$67,000	$149,000

Provision for Loan Losses. The Company’s provision for loan losses was $279,000 and $18,000 for the three months ended September 30, 2010 and 2009, respectively.  The increase to the provision for loan losses was the result of an increase in specific reserves of $42,000 and an increase in general valuation reserve of $237,000 due largely to the current economic conditions, including declining real estate values and loan performance challenges across all segments of the loan portfolio. The Bank has completed a comprehensive review of the loan portfolio and related allowance for loan losses, and has increased its allowance for loan losses to $719,000 at September 30, 2010 which now represents 1.00% of total loans, compared to an allowance of $492,000, representing 0.71% of total loans at June 30, 2010.  Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income (Loss). Total non-interest income increased $164,000, or 151.3%, to $56,000 for the three months ended September 30, 2010, from a loss of $109,000 for the three months ended September 30, 2009. This increase was the result of having no loss on sale of investment securities at September 30, 2010 compared to $159,000 loss for the three months ended September 30, 2009.

Non-interest Expenses. Non-interest expenses decreased $15,000, or 2.9%, to $503,000 for the three months ended September 30, 2010, compared to $518,000 for the three months ended September 30, 2009. The decrease was primarily the result of a decrease of $39,000 in FDIC insurance premiums, and $3,000 in computer charges, offset by increases of $9,000 in advertising expenses.  Salaries and benefits and other operating expenses also increased commensurate with the growth of the Company.

Income Taxes. Income tax expense increased by $22,000, to a tax benefit of $7,000 for the three months ended September 30, 2010, reflecting an effective tax rate of 29.3%, compared to a tax benefit of $30,000 for the three months ended September 30, 2009, reflecting an effective tax rate of 32.4%.

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

	For the Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$70,463	$1,068	6.06%	$63,527	$965	6.08%
Investment securities(1)	1,765	12	2.76%	1,195	14	4.64%
Federal Home Loan Bank stock	1,252	-	0.00%	1,183	-	0.00%
Interest-earning deposits	2,184	2	0.42%	5,879	33	2.24%
Total interest-earning assets	75,664	$1,082	5.72%	71,784	$1,012	5.64%
Non-interest-earning assets	5,116			4,126
Total assets	$80,780			$75,910

Interest-bearing liabilities:
Savings deposits	$4,192	$8	0.81%	$3,284	$7	0.89%
NOW accounts	2,803	4	0.61%	2,490	5	0.76%
Money market accounts	13,562	31	0.91%	11,382	43	1.52%
Certificates of deposit	31,855	191	2.39%	28,397	213	3.00%
Total interest-bearing deposits	52,412	234	1.79%	45,553	268	2.35%
FHLB advances	18,509	146	3.16%	20,738	191	3.68%
Total interest-bearing liabilities	$70,921	$380	2.15%	$66,291	$459	2.77%

Non-interest-bearing liabilities:
Demand deposits	$3,336			$3,446
Other non-interest-bearing
liabilities	304			209
Total liabilities	74,561			69,946
Total capital	6,219			5,964
Total liabilities and capital	$80,780			$75,910

Net interest income		$702			$553
Net interest rate spread(2)			3.57%			2.87%
Net interest-earning assets(3)	$4,743			$5,493
Net interest margin(4)			3.71%			3.08%
Average of interest-earning assets to interest-bearing liabilities	106.69%			108.29%

(1)	Consists of taxable investment securities and one municipal bond. The municipal bond is presented on a fully taxable basis as the tax equivalent adjustment is not material to the yield.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

               We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-earning deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $3.1 million, including interest-earning deposits of $1.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.8  million September 30, 2010, and certificates of deposit at other banks totaled $845,000. At September 30, 2010, we had $19.9 million of outstanding borrowings from FHLB, and the ability to borrow an additional $3.7 million.  The Company is also enrolled in the CDARS “buy” program which provides an alternative source of liquidity.

               At September 30, 2010, the Company had $305,000 in loan commitments outstanding and $5.0 million in unused lines of credit, letters of credit and unadvanced portions of construction loans.

               Certificates of deposit due to mature within one year of September 30, 2010 totaled $21.9 million, or 39.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

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

Capital Resources

   The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, the Bank exceeded all of our regulatory capital requirements. The Bank is considered “well-capitalized” under regulatory guidelines.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)
September 30, 2010

Total capital to risk weighted assets	$6,110	11.27%	$4,338	8.00%	$5,423	10.00%

Tier 1 risked-based capital to risk weighted assets	$5,476	10.10%	$2,169	4.00%	$3,254	6.00%

Tier 1 capital to total assets	$5,843	7.17%	$3,261	4.00%	$4,076	5.00%

June 30, 2010

Total capital to risk weighted assets	$5,933	11.67%	$4,069	8.00%	$5,086	10.00%

Tier 1 risked-based capital to risk weighted assets	$5,483	10.78%	$2,034	4.00%	$3,052	6.00%

Tier 1 capital to total assets	$5,838	7.24%	$3,224	4.00%	$4,031	5.00%

   Actual capital amounts and ratios for the Company approximate those of the Bank.

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

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the quarter ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the period covered by the Form 10Q.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company and Stock Issuance Plan **

3.1	Charter of Auburn Bancorp, Inc. **

3.2	Bylaws of Auburn Bancorp, Inc. **

4.1	Stock Certificate of Auburn Bancorp, Inc. **

10.1	Form of Auburn Savings Bank Employee Stock Ownership Plan and Trust **

10.2	Form of ESOP Loan Commitment Letter and ESOP Loan Documents **

10.3	Form of Employment Agreement between Auburn Savings Bank and Allen T. Sterling **

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

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

Auburn Bancorp, Inc.
(Registrant)

Date: November 12, 2010	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Rachel A. Haines
Rachel A. Haines
Senior Vice President and Treasurer (Principal Accounting and Financial Officer)