Form 10-Q
period 2010-12-31
Auburn Bancorp, Inc.
filed 2011-02-10
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010

or

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

Common Stock, $0.01 par value, 503,284 shares outstanding as of February 8, 2011.

AUBURN BANCORP, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
December 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2010 (Unaudited) and June 30, 2010

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$1,632,965	$1,573,526
Interest-earning deposits	1,707,640	3,705,910
Total cash and cash equivalents	3,340,605	5,279,436

Certificates of deposit	745,000	845,000

Investment securities available for sale, at fair value	1,783,845	1,112,507

Federal Home Loan Bank stock, at cost	1,251,700	1,251,700

Loans	70,588,583	69,374,825
Less allowance for loan losses	(717,762)	(492,112)
Net loans	69,870,821	68,882,713

Property and equipment, net	1,828,824	1,852,414

Foreclosed real estate, net of allowance of $15,226 at
December 31, 2010 and $50,333 at June 30, 2010	903,691	680,712

Accrued interest receivable
Investments	21,932	13,820
Mortgage-backed securities	463	573
Loans	261,144	263,353

Prepaid expenses and other assets	401,597	405,246

Total assets	$80,409,622	$80,587,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$54,142,734	$55,769,248
Federal Home Loan Bank advances	19,858,013	18,430,662
Accrued interest and other liabilities	260,339	337,611
Total liabilities	74,261,086	74,537,521

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at December 31 and June 30, 2010	5,033	5,033
Additional paid-in-capital	1,467,029	1,468,928
Retained earnings	4,811,297	4,719,099
Accumulated other comprehensive income	4,179	1,368
Unearned compensation (ESOP shares)	(139,002)	(144,475)
Total stockholders’ equity	6,148,536	6,049,953

Total liabilities and stockholders’ equity	$80,409,622	$80,587,474

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Three Months Ended December 31, 2010 and 2009

	Three Months Ended December 31,
	2010	2009
	(Unaudited)
Interest and dividend income:
Interest on loans	$1,053,581	$1,020,311
Interest on investments and other interest-earning deposits	13,381	33,360
Total interest and dividend income	1,066,962	1,053,671

Interest expense:
Interest on deposits and escrow accounts	218,356	248,839
Interest on Federal Home Loan Bank advances	150,189	175,243
Total interest expense	368,545	424,082

Net interest income	698,417	629,589

Provision for loan losses	25,217	27,613

Net interest income after provision for loan losses	673,200	601,976

Non-interest income:
Net gain on sales of loans	70,510	21,106
Net loss on sale of other assets	(32,942)	(319)
Net gain on sale of investment securities	—	32,894
Other non-interest income	40,868	34,637
Total non-interest income	78,436	88,318

Non-interest expenses:
Salaries and employee benefits	257,007	234,924
Occupancy expense	25,459	25,740
Depreciation	23,764	24,392
Federal deposit insurance premiums	24,343	23,192
Computer charges	42,596	40,178
Advertising expense	19,671	16,719
Consulting expense	15,633	9,498
Net provision for losses on foreclosed real estate	15,226	10,000
Other operating expenses	157,847	179,435
Total non-interest expenses	581,546	564,078

Income before income taxes	170,090	126,216

Income tax expense	60,466	46,573

Net income	$109,624	$79,643

Net income per common share	$.22	$.16

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Six Months Ended December 31, 2010 and 2009

	Six Months Ended December 31,
	2010	2009
	(Unaudited)
Interest and dividend income:
Interest on loans	$2,121,152	$1,985,755
Interest on investments and other interest-earning deposits	27,889	80,091
Total interest and dividend income	2,149,041	2,065,846

Interest expense:
Interest on deposits and escrow accounts	452,573	516,898
Interest on Federal Home Loan Bank advances	296,369	366,176
Total interest expense	748,942	883,074

Net interest income	1,400,099	1,182,772

Provision for loan losses	304,014	45,461

Net interest income after provision for loan losses	1,096,085	1,137,311

Non-interest income (loss):
Net gain on sales of loans	92,905	42,699
Net loss on sale of other assets	(39,326)	(7,233)
Net loss on sale of investment securities	—	(126,269)
Other non-interest income	80,570	70,531
Total non-interest income (loss)	134,149	(20,272)

Non-interest expenses:
Salaries and employee benefits	486,526	466,866
Occupancy expense	49,275	50,586
Depreciation	47,819	50,400
Federal deposit insurance premiums	37,784	75,556
Computer charges	84,709	85,646
Advertising expense	42,161	30,183
Consulting expense	31,673	23,473
Net provision for losses on foreclosed real estate	11,084	10,000
Other operating expenses	293,749	289,494
Total non-interest expenses	1,084,780	1,082,204

Income before income taxes	145,454	34,835

Income tax expense	53,256	16,924

Net income	$92,198	$17,911

Net income per common share	$.19	$.04

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended December 31, 2010 and 2009 (Unaudited)

				Accumulated
				Other	Unearned
	Common	Additional Paid-	Retained	Comprehensive	Compensation
	Stock	in-Capital	Earnings	Income (Loss)	(ESOP Shares)	Total

Balance, June 30, 2009	$5,033	$1,470,790	$4,611,470	$(26,225)	$(157,189)	$5,903,879

Comprehensive income
Net income	-	-	17,911	-	-	17,911
Other comprehensive income
Unrealized holding gain on
securities, net of taxes
of $12,048	-	-	-	23,388	-	23,388

Total comprehensive income	-	-	17,911	23,388	-	41,299

Common stock held by ESOP
committed to be released
(694 shares)	-	(738)	-	-	6,935	6,197

Balance, December 31, 2009	$5,033	$1,470,052	$4,629,381	$(2,837)	$(150,254)	$5,951,375

Balance, June 30, 2010	$5,033	$1,468,928	$4,719,099	$1,368	$(144,475)	$6,049,953

Comprehensive income
Net income	-	-	92,198	-	-	92,198
Other comprehensive income
Unrealized holding gain on
securities, net of taxes of
$1,448	-	-	-	2,811	-	2,811

Total comprehensive income	-	-	92,198	2,811	-	95,009

Common stock held by ESOP
committed to be released
(547 shares)	-	(1,899)	-	-	5,473	3,574

Balance, December 31, 2010	$5,033	$1,467,029	$4,811,297	$4,179	$(139,002)	$6,148,536

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six Months Ended December 31, 2010 and 2009 (Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:

Net income	$92,198	$17,911

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,819	50,400
Net accretion of discounts on investment securities available for sale	(17,367)	(5,926)
Provision for loan losses	304,014	45,461
Net provision for losses on foreclosed real estate	11,084	10,000
Deferred income tax benefit	-	(11,380)
Net loss on sale of investment securities available for sale	-	126,269
Gain on sales of loans	(92,905)	(42,699)
Loss on foreclosed real estate	14,096	7,233
ESOP compensation expense	3,880	6,197
Net decrease (increase) in prepaid expenses and other assets	3,649	(334,162)
Net decrease (increase) in accrued interest receivable	(5,793)	20,846
Net decrease in accrued interest payable and other liabilities	(78,720)	(15,844)

Net cash provided by (used in) operating activities	281,955	(125,694)

Cash flows from investing activities:
Purchase of investment securities available for sale	(708,594)	-
Proceeds from sales of investment securities available for sale	-	800,499
Proceeds from maturities and principal paydowns on investment securities available for sale	58,882	84,615
Proceeds from sale of other real estate owned	103,380	-
Net change in certificates of deposit	100,000	3,957,105
Net increase in loans to customers	(1,550,756)	(5,072,472)
Purchase of Federal Home Loan Bank stock	-	(104,700)
Capital expenditures	(24,229)	(14,119)

Net cash used in investing activities	(2,021,317)	(349,072)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	2,000,000	4,250,000
Repayment of advances from Federal Home Loan Bank	(500,000)	(2,750,000)
Net change in short-term borrowings	(72,649)	(3,047,497)
Net increase (decrease) in deposits	(1,626,514)	2,303,537
Redemption of ESOP shares	(306)	-

Net cash provided by (used in) financing activities	(199,469)	756,040

Net increase (decrease) in cash and cash equivalents	(1,938,831)	281,274

Cash and cash equivalents, beginning of period	5,279,436	2,374,636

Cash and cash equivalents, end of period	$3,340,605	$2,655,910

Supplementary cash flow information:

Cash paid during the period for:
Interest	$746,544	$886,525
Taxes	$100,930	$6,300
Transfer of loans to foreclosed real estate	$351,539	$186,032

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.        Basis of Presentation

The financial information included herein presents the consolidated financial condition and results of operations for Auburn Bancorp, Inc. and its wholly-owned subsidiary, Auburn Savings Bank, FSB, as of December 31, 2010 and June 30, 2010, and for the interim periods ended December 31, 2010 and 2009.  Except for the June 30, 2010 Consolidated Balance Sheet, the financial information is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments, that are necessary to make the financial statements not misleading.  The results shown for the six months ended December 31, 2010 and 2009 are not necessarily indicative of the results to be obtained for a full fiscal year. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K (File No. 000-53370) filed at the Securities and Exchange Commission on September 28, 2010.

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

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

4.        Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Municipal bond	$178,756	$-	$(4,463)	$174,293
Corporate bonds	1,490,622	20,979	(12,450)	1,499,151
FNMA mortgage-backed securities	98,133	1,777	(158)	99,752
U.S. Government sponsored enterprise securities	2	647	-	649
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$1,777,513	$23,403	$(17,071)	$1,783,845

June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$982,415	$13,366	$(15,640)	$980,141
FNMA mortgage-backed securities	118,017	3,499	-	121,516
U.S. Government sponsored enterprise securities	2	848	-	850
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$1,110,434	$17,713	$(15,640)	$1,112,507

    Investments with a fair value of $1,783,845 and $1,112,507 at December 31, 2010 and June 30, 2010, respectively, are held in a custody account to secure certain deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Over 1 year through 5 years	$1,290,622	$1,281,008	$782,415	$766,775
After 5 years through 10 years	200,000	218,144	200,000	213,366
After 10 years	178,756	174,292	-	-
	1,669,378	1,673,444	982,415	980,141
Mortgage-backed securities	98,133	99,752	118,017	121,516

	$1,767,511	$1,773,196	$1,100,432	$1,101,657

  Information pertaining to securities with gross unrealized losses at December 31, 2010 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2010
Municipal bond	$-	$-	$174,293	$4,463	$174,293	$4,463
Corporate bonds	-	-	237,550	12,450	237,550	12,450
FNMA mortgage backed securities	-	-	$52,101	158	52,101	158

Total	$-	$-	$463,944	$17,071	$463,944	$17,071

June 30, 2010
Corporate bonds	$530,525	$1,890	$236,250	$13,750	$766,775	$15,640

Total	$530,525	$1,890	$236,250	$13,750	$766,775	$15,640

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

At December 31, 2010, three debt securities with unrealized losses had depreciated 4% in total from the amortized cost basis.  At June 30, 2010, three debt securities with unrealized losses had depreciated 2% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition and the Company’s ability to hold such securities. The Company did not record an other-than-temporary impairment loss during the six months ended December 31, 2010 or 2009.

5.        Credit Quality and Allowance for Credit Losses

In July 2010, FASB issued Accounting Standards Update 2010-20 - Receivables (Topic 310), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The update was intended “to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.”

One of the Bank’s most important operating objectives is to maintain a high level of asset quality.  Management uses a number of strategies in furtherance of this goal including maintaining sound credit standards in loan originations, monitoring the loan portfolio through internal and third-party loan reviews, and employing active collection and workout processes for delinquent or problem loans.

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

Credit risk arises from the inability of a borrower to meet its obligations. The Bank attempts to manage the risk characteristics of the loan portfolio through various control processes defined in part through the Loan Policy, such as credit evaluation of borrowers, establishment of lending limits, and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances. Loan origination processes include evaluation of the risk profile of the borrower, repayment sources, the nature of the underlying collateral, and other support given current events, conditions, and expectations. The Bank seeks to rely primarily on the cash flow of borrowers as the principal source of repayment.

Although credit policies and evaluation processes are designed to minimize risk, Management recognizes that loan losses will occur and the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio, as well as general and regional economic conditions.

The Bank provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. On an on-going basis, loans are monitored by loan officers and are subject to periodic independent outsourced loan reviews, and delinquency and watch lists are regularly reviewed. At the end of each quarter, the Bank deploys a systematic methodology for determining credit quality that includes formalization and documentation of this review process. In particular, any OREO, bankruptcy and foreclosure activity is reviewed along with delinquency watch list issues. This review is incorporated into any adjustment to the allowance. Management classifies the loan portfolio specifically by loan type and monitor credit risk separately as discussed below. Management evaluates the adequacy of our allowance continually based on a review of all significant loans, via delinquency reports and a watch list that strives to identify, track and monitor credit risk, historical losses and current economic conditions.

The allowance calculation includes general reserves as well as specific reserves and valuation allowances for individual credits. The specific component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component relates to pools of non-impaired loans. On a quarterly basis, management assesses the adequacy of the general reserve allowances based on 1) national, state and local economic factors; 2) interest rate environment and trends; 3) delinquency metrics, including the Bank’s historical loss experience; 4) Bank-specific factors such as changes in lending personnel; 5) changes in the loan review system and related ratings; 6) the Bank’s current underwriting standards; and 7) peer statistics.

The following tables provide information relative to credit quality and allowance for credit losses as of and for the six months ended December 31, 2010.

	Commercial Non-Real Estate	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for credit losses
Beginning balance	$65,874	$157,173	$261,246	$7,819	$-	$492,112
Charge-offs	(42,290)	(7,900)	(23,808)	(5,666)	-	(79,664)
Recoveries	-	-	-	1,300	-	1,300
Provision	59,944	94,841	117,138	4,875	27,216	304,014
Ending balance	$83,528	$244,114	$354,576	$8,328	$27,216	$717,762

Ending balance	$83,528	$244,114	$354,576	$8,328	$27,216	$717,762
Individually evaluated for impairment	58,200	$7,900	5,201	2,498	-	73,799
Collectively evaluated for impairment	25,328	236,214	349,375	5,830	27,216	643,963

Loans
Ending balance	$4,972,559	$16,376,820	$48,300,125	$939,079	$-	$70,588,583
Individually evaluated for impairment	58,200	24,996	16,455	2,498	-	102,149
Collectively evaluated for impairment	4,914,359	16,351,824	48,283 670	936,581	-	70,486,434

The Bank’s provision for loan losses was $304,000 and $45,000 for the six months ended December 31, 2010 and 2009, respectively.  The increase to the provision is the result of an increase in specific reserves of $89,000 and an increase in general valuation reserve of $215,000 due largely to current economic conditions, including declining real estate values and loan performance challenges across all segments of the loan portfolio. The Bank has completed a comprehensive review of the loan portfolio and related allowance for loan losses, and has increased its allowance for loan losses to $718,000 at December 31, 2010 which now represents 1.02% of total loans, compared to an allowance of $492,000, representing 0.71% of total loans at June 30, 2010.

Credit Quality Indicators – Loan Rating Methodology

The Bank’s Loan Review Policy contains a rating system for credit risk. Loans reviewed are graded based on both risk of default as well as risk of loss. The policy defines risk of default as the risk that the borrower will not be able to make timely payments. This risk is assessed based on the capacity to service debt as structured, repayment history, and current status. The policy defines risk of loss as the assessment of the probability that the Bank will incur a loss of capital on a loan due to repayment default. This risk is assessed based on collateral position and net worth of the borrowing and supporting entities.

The rating system is based on the following categories. Loans included as acceptable in the table below represent an aggregation of loans from four categories;

1)	Superior - Well established national companies and loans secured by cash or marketable securities;
2)	Excellent - Well established local companies and loans secured by cash or marketable securities;
3)	Good – Assets secured by well to recently established businesses whose performance is average and whose industry conditions are fair to good; and
4)	Pass - Assets secured by well to recently established businesses whose performance is average and whose industry conditions are fair to good. Borrower’s financial condition shows deterioration.

The other line items in the table are defined within the Loan Review Policy as follows;

-
Pass/Watch: Cash flow may be temporarily inadequate to cover the debt, projected primary source of repayment has not been verified or a deterioration in the financial condition of the customer that is not yet reflected in the status of the loan.

	-	Special Mention: Assets are protected but potentially weak. Borrower is experiencing adverse trends or balance sheet issues which have not yet reached a point of jeopardizing loan repayment.
	-	Substandard: Inadequately protected assets that exhibit one or more well defined weaknesses that jeopardize full collection or liquidation of assets.
	-	Doubtful: Same standards as “substandard” with added characteristics that current facts, conditions and values make full collection highly improbable.
	-	Loss: Assets that are considered uncollectible and are not warranted as a bank.

Credit Quality Indicators
As of December 31, 2010

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Commerical
	Non-Real	Real Estate
Grade:	Estate	Other
Acceptable	$3,253,153	$11,486,168
Pass/Watch *	1,361,206	3,056,473
Special mention	-	1,070,382
Substandard	300,000	721,250
Doubtful	-	34,647
Loss	58,200	7,900
Total	$4,972,559	$16,376,820

*	Commercial Non-Real Estate includes six loans with $1.3 million subject to SBA or FAME guarantees. Commercial Real Estate Other includes one loan with $440,000 subject to a FAME guaranty.

Residential/Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Residential
Grade:	Real Estate	Consumer
Acceptable	$47,289,381	$934,334
Pass/Watch	340,816	2,247
Special mention	99,497	-
Substandard	565,230	-
Doubtful	-	-
Loss	5,201	2,498
Total	$48,300,125	$939,079

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Impaired Loans
For the Six Months Ended December 31, 2010

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:

Commercial non-real estate	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Residential real estate	-	-	-	-	-
Consumer	-	-	-	-	-

With an allowance recorded:

Commercial non-real estate	$58,200	$58,200	$58,200	$58,200	$2 ,274
Commercial real estate	24,996	24,996	7,900	24,996	-
Residential real estate	16,455	16,455	5,201	16,455	-
Consumer	2,498	2,498	2,498	2,498	42

Total:

Commercial non-real estate	58,200	58,200	58,200	58,200	$2 ,274
Commercial real estate	24,996	24,996	7,900	24,996	-
Residential real estate	16,455	16,455	5,201	16,455	-
Consumer	2,498	2,498	2,498	2,498	42
	$102,149	$102,149	$73,799	$102,149	$2,316

Non-performing Loans

Loans are placed on non-accrual status when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. These policies apply to all types of loans, including commercial and residential/consumer.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at fair value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

At each of the dates presented below, the Bank did not have any troubled debt restructurings that involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates or any accruing loans past due 90 days or more.

Age Analysis of Past Due Loans
As of December 31, 2010
							Recorded	Recorded
							Investment Loans	Investment Loans
	30-59 Days	60-89 Days	Greater Than	Total Past			> 90 Days and	on Non-Accrual
	Past Due	Past Due	90 Days	Due	Current	Total Loans	Accruing	Status
Commercial non-real estate	$-	$-	$-	$-	$4,972,559	$4,972,559	$-	$-
Commercial real estate	378,252	162,812	59,643	600,707	15,776,113	16,376,820	-	59,643
Residential real estate	47,722	534,414	653,304	1,235,440	47,064,685	48,300,125	-	653,304
Consumer	32,576	2,247	2,498	37,321	901,758	939,079	-	2,498

	$458,550	$699,473	$715,445	$1,873,468	$68,715,115	$70,588,583	$-	$715,445

6.	Earnings Per Share

Basic income per common share is determined by dividing net income by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Net income per common share for the three months and six months ended December 31, 2010 and 2009 is based on the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Net income	$109,624	$79,643	$92,198	$17,911
Weighted average common shares outstanding	503,284	503,284	503,284	503,284
Less: Average unallocated ESOP shares	(13,986)	(15,122)	(14,126)	(15,315)

Adjusted weighted average common shares outstanding	489,298	488,162	489,158	487,969

Net income per common share	$0.22	$0.16	$0.19	$0.04

7.	Comprehensive Income or Loss

GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss.

The components of total comprehensive income and related tax effects for the three and six months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$109,624	$79,643	$92,198	$17,911
Other comprehensive income, net of tax:
Unrealized holding income (losses) on securities available for sale arising during the period	(18,395)	(3,600)	4,259	(90,833)
Reclassification adjustment for items included in net income	-	(32,894)	-	126,269
Tax effect	6,254	12,408	(1,448)	(12,048)
Other comprehensive income (loss), net of tax	(12,141)	(24,086)	2,811	23,388
Total comprehensive income	$97,483	$55,557	$95,009	$41,299

8.        Employee Stock Ownership Plan

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Expense related to the ESOP for the three months ended December 31, 2010 and 2009 approximated $2,000 and $3,000, respectively and for the six months ended December 31, 2010 and 2009 approximated $4,000 and $6,000.  The fair value of the unallocated shares as of December 31, 2010 and 2009 was $139,000 and $150,300, respectively.

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

   The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Assets:
Investment securities available for sale
Municipal bond	$174,293	$	---	$174,293	$	---
Corporate bonds	1,499,151		---	1,499,151		---
FNMA mortgage-backed securities	99,752		---	99,752		---
U.S. Government sponsored enterprise securities	649		---	649		---
Corporate common stock	10,000		---	10,000		---

June 30, 2010
Assets:
Investment securities available for sale
Corporate bonds	$980,141	$	---	$980,141	$	---
FNMA mortgage-backed securities	121,516		---	121,516		---
U.S. Government sponsored enterprise securities	850		---	850		---
Corporate common stock	10,000		---	10,000		---

        The balances of assets and liabilities measured at fair value on a nonrecurring basis are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Assets:
Impaired loans	$28,350	$	---	$28,350	$	---
Foreclosed real estate	903,691			903,691

June 30, 2010
Assets:
Impaired loans	$328,939	$	---	$328,939	$	---
Foreclosed real estate	680,712			680,712

Impaired loans were reduced from their carrying amount of $102,149 to their fair value of $28,350 and  $372,307 to their fair value of $328,939 at December 31, 2010 and June 30, 2010, respectively, resulting in an impairment reserve through the allowance for loan losses.   Foreclosed real estate was reduced from its carrying amount of $918,917 to its fair value of $903,691 and $731,045 to its fair value of $680,712 at December 31, 2010 and June 30, 2010, respectively.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial assets
Cash and cash equivalents	$3,341	$3,341	$5,279	$5,279
Certificates of deposit	745	745	845	845
Securities available for sale	1,784	1,784	1,113	1,113
Federal Home Loan Bank stock	1,252	1,252	1,252	1,252
Loans, net	69,871	71,811	68,883	71,067
Accrued interest receivable	284	284	278	278

Financial liabilities
Deposits	54,143	53,354	55,769	55,396
Federal Home Loan Bank advances	19,858	20,180	18,431	19,010

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

Subsequent events have been evaluated and management identified the following for disclosure.

           On January 26, 2011, the Bank entered into a Memorandum of Understanding with the Office of Thrift Supervision (the “OTS”).  On that same date, the Company and the MHC, jointly entered into a separate Memorandum of Understanding with the OTS.  The Memoranda require the Bank, the Company and the MHC to take certain measures to improve their safety and soundness but impose no fines or penalties upon the Bank, the Company or the MHC.  Management is addressing the requirements of the Memoranda and has communicated progress to the OTS.

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

         A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The allowance for loan losses includes specific reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that not all of the contractual interest and principal payments will be collected as scheduled in the loan agreement.  Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. As of December 31, 2010, four impaired loans were assigned a specific reserve of $74,000.  Specific reserves totaling $11,000 have been assigned as of June 30, 2010.

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

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

         Total Assets. Total assets decreased by $178,000, or 0.2%, from $80.6 million at June 30, 2010 to $80.4 million at December 31, 2010. This decrease was largely the result of a reduction of $1.9 million in cash and cash equivalents, partly offset by an increase of $1.0 million in loans and $700,000 in investment securities available for sale.

         Cash and Cash Equivalents. Cash and correspondent bank balances decreased by $1.9 million, or 36.7%, from $5.3 million at June 30, 2010 to $3.3 million at December 31, 2010.  This decrease was primarily the result of increase in loans and investment securities available for sale.

         Certificates of Deposit. Certificate of deposit balances decreased $100,000, or 11.8% from $845,000 at June 30, 2010 to $745,000 at December 31, 2010.  This decrease was the result of one certificate of deposit maturity.

         Securities Available for Sale. Securities available for sale totaled $1.8 million at December 31, 2010, an increase of $671,000, or 60.3%, from $1.1 million at June 30, 2010. The increase was primarily due to the purchase of two corporate bonds and one municipal bond.

         Net Loans.  Net loans increased $988,000, or 1.4%, from $68.9 million at June 30, 2010 to $69.9 million at December 31, 2010. The majority of loan growth has been in 1-4 family real estate loans and commercial real estate loans which increased $444,000, or 1.2%, and $1.3 million, or 8.6%, respectively.   The increases were primarily due to the market demand for fixed rate consumer and commercial real estate loans.   Construction loans decreased $221,000, or 53.9%, home equity loans decreased $41,000, or 0.4%, and commercial installment loans decreased $295,000, or 5.6%, from June 30, 2010 to December 31, 2010.

         Deposits and Borrowed Funds. Deposits decreased $1.6 million, or 2.9%, from $55.8 million at June 30, 2010 to $54.1 million at December 31, 2010. Demand accounts decreased $683,000, or 22.0%.  NOW checking accounts increased $268,000, or 1.2%, and certificates of deposit decreased $15,000, or 0.05%. Money market accounts decreased $1.6 million, or 11.5% and savings accounts increased $396,000 or 10.0%.  The decrease in money market accounts resulted from a large withdrawal upon the death of a customer with a substantial deposit relationship.

         Total borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $1.4 million, or 7.7%, from $18.4 million at June 30, 2010 to $19.9 million at December 31, 2010.

           Total Stockholders’ Equity. Total equity increased $99,000 during the six months ended December 31, 2010, primarily as a result of net income of $93,000 and an increase in unrealized gain on investment securities, net of tax, of $3,000.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and December 31, 2009

            Net Income. Net income increased $30,000 to $110,000 for the three months ended December 31, 2010 compared to net income of $80,000 for the three months ended December 31, 2009. The increase was primarily the result of higher net interest income, partially offset by higher non-interest expenses.

Net Interest Income.  Net interest income increased $69,000, or 10.9%, from $630,000 for the three months ended December 31, 2009 to $698,000 for the three months ended December 31, 2010.  The increase was primarily due to the increase in interest and dividend income of $13,000 and decrease in interest expense of $56,000.  The interest rate spread increased from 3.30% for the three months ended December 31, 2009 to 3.55% for the three months ended December 31, 2010.  Net interest margin increased from 3.48% for the three months ended December 31, 2009 to 3.68% for the three months ended December 31, 2010.

Interest and Dividend Income. Interest income increased $13,000, or 1.3%, from $1.05 million for the three months ended December 31, 2009 to $1.07 million for the three months ended December 31, 2010.  This increase was due principally to an increase in the average balance of interest-earning assets, partly offset by a decrease in yield.  Interest income increased by $33,000 on loans and decreased $20,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.16% for the three months ended December 31, 2009 to 5.98% for the three months ended December 31, 2010 in the generally lower interest rate environment. The average yield on investments, including securities, FHLB stock and interest-bearing deposits decreased from 2.19% for the three months ended December 31, 2009 to 0.98% for the three months ended December 31, 2010.

Interest Expense. Interest expense decreased by $56,000, or 13.1%, to $369,000 for the three months ended December 31, 2010 from $424,000 for the three months ended December 31, 2009.  The decrease was due to lower cost of funds.  While average deposit balances increased, the average cost of these deposits decreased from 2.13% to 1.71% in the generally lower market interest rate environment. Average borrowings from FHLB decreased with the average cost of the borrowings decreasing from 3.44% to 3.02%.

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

	Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
	Volume	Rate	Net change
Interest-earning assets:
Loans	$62,000	$(29,000)	$33,000
Investment securities	7,000	(6,000)	1,000
Federal Home Loan Bank stock	-	-	-
Interest-earning deposits	(7,000)	(14,000)	(21,000)
Total interest-earning assets	$62,000	$(49,000)	$13,000
Interest-bearing liabilities:
Savings deposits	$1,000	$(4,000)	$(3,000)
NOW accounts	-	(2,000)	(2,000)
Money market accounts	-	(24,000)	(24,000)
Certificates of deposit	22,000	(24,000)	(2,000)
Total deposits	23,000	(54,000)	(31,000)
Federal Home Loan Bank of Boston advances	(4,000)	(21,000)	(25,000)
Total interest-bearing liabilities	$19,000	$(75,000)	$(56,000)
Change in net interest income	$43,000	$26,000	$69,000

Provision for Loan Losses. The Company’s provision for loan losses was $25,000 and $28,000 for the three months ended December 31, 2010 and 2009, respectively.  There was a $3,000 personal loan charged off during the three months ended December 31, 2010 and a $1,000 writedown during the comparable period of 2009.  The Bank has completed a comprehensive review of the loan portfolio and related allowance for loan losses, and has increased its allowance for loan losses to $645,000 at December 31, 2010 which now represents 0.91% of total loans, compared to an allowance of $492,000, representing 0.71% of total loans at June 30, 2010.  Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income decreased $10,000, or 11.2%, to $78,000 for the three months ended December 31, 2010, from $88,000 for the three months ended December 31, 2009. This decrease was a result of losses taken in 2010 on foreclosed real estate, along with no net gain on sale of investments for the three months ended December 31, 2010 compared to a $33,000 net gain taken for the three months ended December 31, 2009, partly offset by an increase in net gain on sales of loans of $49,000.

Non-interest Expenses. Non-interest expenses increased $17,000, or 3.1%, to $582,000 for the three months ended December 31, 2010, compared to $564,000 for the three months ended December 31, 2009. The increase was primarily the result of increases in FDIC insurance premiums of $1,000, and increases of $3,000 in advertising, $2,000 in computer expenses, $2,000 in independent audit, and $6,000 in consulting fees.  Salaries and benefits and other operating expenses also increased commensurate with the growth of the Company.

 Income Taxes. Income tax expense increased by $14,000, to a tax expense of $60,000 for the three months ended December 31, 2010, reflecting an effective tax rate of 35.5%, compared to a tax expense of $80,000 for the three months ended December 31, 2009, reflecting an effective tax rate of 36.9%.

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

	For the Three Months Ended December 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$70,440	$1,053	5.98%	$66,299	$1,020	6.16%
Investment securities(1)	1,808	11	2.45%	873	10	4.41%
Federal Home Loan Bank stock	1,252	-	0.00%	1,237	-	0.00%
Interest-earning deposits	2,377	2	0.39%	3,980	24	2.39%
Total interest-earning assets	75,877	$1,066	5.62%	72,389	$1,054	5.82%
Non-interest-earning assets	5,031			4,327
Total assets	$80,908			$76,716

Interest-bearing liabilities:
Savings deposits	$4,199	$5	0.50%	$3,468	$7	0.86%
NOW accounts	2,728	3	0.51%	2,663	5	0.78%
Money market accounts	12,440	23	0.75%	12,372	48	1.53%
Certificates of deposit	31,825	187	2.34%	28,337	189	2.67%
Total interest-bearing deposits	51,192	218	1.71%	46,840	249	2.13%
FHLB advances	19,873	150	3.02%	20,392	175	3.44%
Total interest-bearing liabilities	$71,065	$368	2.07%	$67,232	$424	2.52%

Non-interest-bearing liabilities:
Demand deposits	$3,476			$3,285
Other non-interest-bearing liabilities	166			178
Total liabilities	74,707			70,695
Total capital	6,201			6,021
Total liabilities and capital	$80,908			$76,716

Net interest income		$698			$630
Net interest rate spread(2)			3.55%			3.30%
Net interest-earning assets(3)	$4,812			$5,157
Net interest margin(4)			3.68%			3.48%
Average of interest-earning assets to interest-bearing liabilities	106.77%			107.67%

(1)	Consists of taxable investment securities and one municipal bond. The municipal bond is presented on a fully taxable basis as the tax equivalent adjustment is not material to the yield.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

 Comparison of Operating Results for the Six Months Ended December 31, 2010 and December 31, 2009

           Net Income. Net income increased $74,000 to $92,000 for the six months ended December 31, 2010 compared to net income of $18,000 for the six months ended December 31, 2009. The increase was primarily the result of higher net interest income and higher non-interest income, partially offset by higher provision for loan losses.

Net Interest Income.  Net interest income increased $217,000, or 18.4%, from $1.2 million for the six months ended December 31, 2009 to $1.4 million for the six months ended December 31, 2010.  The increase was primarily due to an increase in interest and dividend income of $83,000 and a decrease in interest expense of $134,000.  The interest rate spread increased from 3.09% for the six months ended December 31, 2009 to 3.56% for the six months ended December 31, 2010.  Net interest margin increased from 3.28% for the six months ended December 31, 2009 to 3.70% for the six months ended December 31, 2010.

Interest and Dividend Income. Interest and dividend income increased $83,000, or 4.0%, from $2.07 million for the six months ended December 31, 2009 to $2.15 million for the six months ended December 31, 2010.  This increase was due principally to an increase in the average balance of interest-earning assets, partly offset by a decrease in yield.  Interest income increased by $135,000 on loans and decreased $52,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.12% for the six months ended December 31, 2009 to 6.02% for the six months ended December 31, 2010 in the generally lower interest rate environment. The average yield on investments, including securities, FHLB stock and interest-bearing deposits decreased from 2.23% for the six months ended December 31, 2009 to 1.05% for the six months ended December 31, 2010.

Interest Expense. Interest expense decreased by $134,000, or 15.2%, to $749,000 for the six months ended December 31, 2010 from $883,000 for the six months ended December 31, 2009.  The decrease was due to lower cost of funds.  While average deposit balances increased, the average cost of these deposits decreased from 2.24% to 1.75% in the generally lower market interest rate environment. Average borrowings from FHLB decreased with the average cost of the borrowings decreasing from 3.56% to 3.09%.

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

	Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009
Interest-earning assets:	Volume	Rate	Net change
Loans	$167,000	$(32,000)	$135,000
Investment securities	13,000	(13,000)	-
Federal Home Loan Bank stock	-	-	-
Interest-earning deposits	(21,000)	(31,000)	(52,000)
Total interest-earning assets	$159,000	$(76,000)	$83,000
Interest-bearing liabilities:
Savings deposits	$3,000	$(4,000)	$(1,000)
NOW accounts	1,000	(3,000)	(2,000)
Money market accounts	8,000	(44,000)	(36,000)
Certificates of deposit	45,000	(71,000)	(26,000)
Total deposits	57,000	(122,000)	(65,000)
Federal Home Loan Bank of Boston advances	(23,000)	(46,000)	(69,000)
Total interest-bearing liabilities	$34,000	$(168,000)	$(134,000)
Change in net interest income	$125,000	$92,000	$217,000

Provision for Loan Losses. The Company’s provision for loan losses was $304,000 and $45,000 for the six months ended December 31, 2010 and 2009, respectively.  The increase to the provision for loan losses was the result of an increase in specific reserves of $39,000 or 0.8% to $89,000 for the six months ended December 31, 2010 compared to $50,000 for the six months ended December 31, 2009.  There was an increase in general valuation reserve of $153,000 due largely to the current economic conditions, including declining real estate values and loan performance challenges across all segments of the loan portfolio. The Bank has completed a comprehensive review of the loan portfolio and related allowance for loan losses, and has increased its allowance for loan losses to $645,000 at December 31, 2010 which now represents 0.91% of total loans, compared to an allowance of $492,000, representing 0.71% of total loans at June 30, 2010.  Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income (Loss). Total non-interest income increased $154,000, or 761.7%, to $134,000 for the six months ended December 31, 2010, from a loss of $20,000 for the six months ended December 31, 2009. This increase was the result of having recognized no other than temporary impairment of investment securities for for the six months ended December 31, 2010 compared to $84,000 loss for the six months ended December 31, 2009.

Non-interest Expenses. Non-interest expenses increased $3,000, or 0.2%, to $1.085 million for the six months ended December 31, 2010, compared to $1.082 million for the six months ended December 31, 2009. The increase was primarily the result of increases due to salaries, advertising and consulting fees, partially offset by FDIC insurance premium decreases.

            Income Taxes. Income tax expense increased by $36,000, to $53,000 for the six months ended December 31, 2010, reflecting an effective tax rate of 36.6%, compared to a tax expense of $17,000 for the six months ended December 31, 2009, reflecting an effective tax rate of 48.6%.  The higher effective tax rate for 2009 was the result of capital losses in the six months ended December 31, 2009 for which the Company has not received a tax benefit.

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

	For the Six Months Ended December 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$70,452	$2,121	6.02%	$64,914	$1,986	6.12%
Investment securities(1)	1,786	23	2.60%	1,034	23	4.55%
Federal Home Loan Bank stock	1,252	-	0.00%	1,210	-	0.00%
Interest-earning deposits	2,280	5	0.41%	4,930	57	2.30%
Total interest-earning assets	75,770	$2,149	5.67%	72,088	$2,066	5.73%
Non-interest-earning assets	5,074			4,225
Total assets	$80,844			$76,313

Interest-bearing liabilities:
Savings deposits	$4,196	$14	0.65%	$3,376	$15	0.88%
NOW accounts	2,765	8	0.56%	2,577	10	0.77%
Money market accounts	13,001	54	0.83%	11,877	90	1.52%
Certificates of deposit	31,840	377	2.37%	28,367	402	2.83%
Total interest-bearing deposits	51,802	453	1.75%	46,197	517	2.24%
FHLB advances	19,191	296	3.09%	20,565	366	3.56%
Total interest-bearing liabilities	$70,993	$749	2.11%	$66,762	$883	2.65%

Non-interest-bearing liabilities:
Demand deposits	$3,406			$3,366
Other non-interest-bearing
liabilities	235			193
Total liabilities	74,634			70,321
Total capital	6,210			5,992
Total liabilities and capital	$80,844			$76,313

Net interest income		$1,400			$1,183
Net interest rate spread(2)			3.56%			3.09%
Net interest-earning assets(3)	$4,777			$5,326
Net interest margin(4)			3.70%			3.28%
Average of interest-earning assets to interest-bearing liabilities	106.73%			107.98%

(1)	Consists of taxable investment securities and one municipal bond. The municipal bond is presented on a fully taxable basis as the tax equivalent adjustment is not material to the yield.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

         We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-earning deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $3.3 million, including interest-earning deposits of $1.7 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $1.8  million December 31, 2010, and certificates of deposit at other banks totaled $745,000. At December 31, 2010, we had $19.9 million of outstanding borrowings from FHLB, and the ability to borrow an additional $1.8 million.

         At December 31, 2010, the Company had $242,000 in loan commitments outstanding and $4.0 million in unused lines of credit, letters of credit and unadvanced portions of construction loans.

         Certificates of deposit due to mature within one year of December 31, 2010 totaled $21.9 million, or 40.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

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

Capital Resources

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, the Bank exceeded all of our regulatory capital requirements. The Bank is considered “well-capitalized” under regulatory guidelines.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2010

Total capital to risk weighted assets	$6,191	11.60%	$4,270	8.00%	$5,338	10.00%

Tier 1 risked-based capital to risk weighted assets	$5,547	10.39%	$2,135	4.00%	$3,203	6.00%

Tier 1 capital to total assets	$5,965	7.41%	$3,220	4.00%	$4,025	5.00%

June 30, 2010

Total capital to risk weighted assets	$5,933	11.67%	$4,069	8.00%	$5,086	10.00%

Tier 1 risked-based capital to risk weighted assets	$5,483	10.78%	$2,034	4.00%	$3,052	6.00%

Tier 1 capital to total assets	$5,838	7.24%	$3,224	4.00%	$4,031	5.00%

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
December 31, 2010

Total capital to risk weighted assets	$6,363	11.92%	$4,270	8.00%	$5,338	10.00%

Tier 1 risked-based capital to risk weighted assets	$5,719	10.71%	$2,135	4.00%	$3,203	6.00%

Tier 1 capital to total assets	$6,137	7.62%	$3,220	4.00%	$4,025	5.00%

June 30, 2010

Total capital to risk weighted assets	$5,933	11.67%	$4,069	8.00%	$5,086	10.00%

Tier 1 risked-based capital to risk weighted assets	$5,483	10.78%	$2,034	4.00%	$3,052	6.00%

Tier 1 capital to total assets	$5,838	7.24%	$3,224	4.00%	$4,031	5.00%

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

Memorandum of Understanding

           On January 26, 2011, the Bank entered into a Memorandum of Understanding with the Office of Thrift Supervision (the “OTS”).  On that same date, the Company and its mutual holding company parent, Auburn Bancorp, MHC (the “MHC”), jointly entered into a separate Memorandum of Understanding with the OTS.  The Memoranda require the Bank, the Company and the MHC to take certain measures to improve their safety and soundness but impose no fines or penalties upon the Bank, the Company or the MHC.  The Company filed a current report on Form 8K on January 31, 2011, with additional details of the Memoranda, which Form 8K is incorporated by reference herein.

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

           The Company did not repurchase any shares during the quarter ended December 31, 2010.

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

Auburn Bancorp, Inc.
(Registrant)

Date: February 8, 2011	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2011	By:	/s/ Rachel A. Haines
Rachel A. Haines
Senior Vice President and Treasurer (Principal Accounting and Financial Officer)