Form 10-Q
period 2011-03-31
Auburn Bancorp, Inc.
filed 2011-05-16
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

or

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

Common Stock, $0.01 par value, 503,284 shares outstanding as of May 12, 2011.

AUBURN BANCORP, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2011 (Unaudited) and June 30, 2010

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$2,058,690	$1,573,526
Interest-earning deposits	4,905,543	3,705,910
Total cash and cash equivalents	6,964,233	5,279,436

Certificates of deposit	745,000	845,000

Investment securities available for sale, at fair value	1,518,754	1,112,507

Federal Home Loan Bank stock, at cost	1,251,700	1,251,700

Loans	69,242,941	69,374,825
Less allowance for loan losses	(937,771)	(492,112)
Net loans	68,305,170	68,882,713

Property and equipment, net	1,810,538	1,852,414

Foreclosed real estate, net of allowance of $15,226 at March 31, 2011
and $50,333 at June 30, 2010	972,602	680,712

Accrued interest receivable
Investments	11,511	13,820
Mortgage-backed securities	426	573
Loans	261,511	263,353

Prepaid expenses and other assets	416,592	405,246

Total assets	$82,258,037	$80,587,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$57,275,746	$55,769,248
Federal Home Loan Bank advances	18,671,319	18,430,662
Accrued interest and other liabilities	222,287	337,611
Total liabilities	76,169,352	74,537,521

Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at March 31, 2011 and June 30, 2010	5,033	5,033
Additional paid-in-capital	1,466,159	1,468,928
Retained earnings	4,740,594	4,719,099
Accumulated other comprehensive income	13,011	1,368
Unearned compensation (ESOP shares)	(136,112)	(144,475)
Total stockholders’ equity	6,088,685	6,049,953

Total liabilities and stockholders’ equity	$82,258,037	$80,587,474

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011		2010
	(Unaudited)
Interest and dividend income:
Interest on loans		$1,021,160	$1,017,086
Interest on investments and other interest-earning deposits		12,556	9,526
Dividends on Federal Home Loan Bank stock		946	-
Total interest and dividend income		1,034,662	1,026,612

Interest expense:
Interest on deposits and escrow accounts		208,318	243,442
Interest on Federal Home Loan Bank advances		138,522	168,146
Total interest expense		346,840	411,588

Net interest income		687,822	615,024

Provision for loan losses		232,928	3,985

Net interest income after provision for loan losses		454,894	611,039

Non-interest income:
Net gain on sales of loans		7,595	16,510
Net gain on investment securities Other non-interest income		1,029 41,604	- 37,431
Total non-interest income		50,228	53,941

Non-interest expenses:
Salaries and employee benefits		258,887	256,297
Occupancy expense		24,716	23,463
Depreciation		23,642	22,800
Federal deposit insurance premiums		35,662	29,114
Computer charges		46,735	47,280
Advertising expense		9,129	20,043
Consulting expense		26,774	13,073
Net provision for losses on foreclosed real estate		-	57,549
Other operating expenses		186,319	138,950
Total non-interest expenses		611,864	608,569

Income (loss) before income taxes		(106,742)	56,411

Income tax expense (benefit)		(36,039)	18,820

Net income (loss)		$(70,703)	$37,591

Net income (loss) per common share	$	( .14)	$.08

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Nine Months Ended March 31, 2011 and 2010

	Nine Months Ended March 31,
	2011	2010
	(Unaudited)
Interest and dividend income:
Interest on loans	$3,142,312	$3,002,841
Interest on investments and other interest-earning deposits	40,445	89,616
Dividends on Federal Home Loan Bank stock	946	-
Total interest and dividend income	3,183,703	3,092,457

Interest expense:
Interest on deposits and escrow accounts	660,891	760,340
Interest on Federal Home Loan Bank advances	434,891	534,322
Total interest expense	1,095,782	1,294,662

Net interest income	2,087,921	1,797,795

Provision for loan losses	536,942	49,446

Net interest income after provision for loan losses	1,550,979	1,748,349

Non-interest income:
Net gain on sales of loans	100,500	59,209
Net loss on sale of other assets	(14,096)	-
Net gain (loss) on investment securities	1,029	(126,269)
Other non-interest income	122,175	107,962
Total non-interest income	209,608	40,902

Non-interest expenses:
Salaries and employee benefits	745,413	723,163
Occupancy expense	73,991	74,049
Depreciation	71,461	73,200
Federal deposit insurance premiums	73,446	104,670
Computer charges	131,444	132,926
Advertising expense	51,290	50,225
Consulting expense	58,446	36,546
Net provision for losses on foreclosed real estate	11,084	67,549
Other operating expenses	505,300	435,676
Total non-interest expenses	1,721,875	1,698,004

Income before income taxes	38,712	91,247

Income tax expense	17,217	35,744

Net income	$21,495	$55,503

Net income per common share	$.04	$.11

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended March 31, 2011 and 2010 (Unaudited)

				Accumulated
				Other	Unearned
	Common	Additional Paid-	Retained	Comprehensive	Compensation
	Stock	in-Capital	Earnings	Income (Loss)	(ESOP Shares)	Total

Balance, June 30, 2009	$5,033	$1,470,790	$4,611,470	$(26,225)	$(157,189)	$5,903,879

Comprehensive income
Net income	-	-	55,503	-	-	55,503
Other comprehensive income
Unrealized holding gain on securities, net of taxes of $12,640	-	-	-	24,537	-	24,537

Total comprehensive income	-	-	55,503	24,537	-	80,040

Common stock held by ESOP committed to be released (983 shares)	-	(1,394)	-	-	9,825	8,431
Balance, March 31, 2010	$5,033	$1,469,396	$4,666,973	$(1,688)	$(147,364)	$5,992,350

Balance, June 30, 2010	$5,033	$1,468,928	$4,719,099	$1,368	$(144,475)	$6,049,953

Comprehensive income
Net income	-	-	21,495	-	-	21,495
Other comprehensive income Unrealized holding gain on securities, net of taxes of $5,998	-	-	-	11,643	-	11,643

Total comprehensive income	-	-	21,495	11,643	-	33,138

Common stock held by ESOP committed to be released (836 shares)	-	(2,769)	-	-	8,363	5,594

Balance, March 31, 2011	$5,033	$1,466,159	$4,740,594	$13,011	$(136,112)	$6,088,685

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2011 and 2010 (Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:

Net income	$21,495	$55,503

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,461	73,200
Net accretion of discounts on investment securities available for sale	(26,144)	(1,044)
Provision for loan losses	536,942	49,446
Net provision for losses on foreclosed real estate	11,084	67,549
Deferred income tax benefit	-	(11,380)
Net loss (gain) on investment securities available for sale	(1,029)	126,269
Gain on sales of loans	(100,500)	(59,209)
Proceeds from sale of loans	2,226,310	2,604,191
Originations of loans sold	(2,127,000)	(2,609,200)
Loss on foreclosed real estate	14,096	-
ESOP compensation expense	5,900	8,431
Net increase in prepaid expenses and other assets	(11,346)	(320,613)
Net(increase) decrease in accrued interest receivable	4,298	(904)
Net increase (decrease) in accrued interest payable and other liabilities	(121,322)	6,327

Net cash provided by (used in) operating activities	504,245	(11,434)

Cash flows from investing activities:
Purchase of investment securities available for sale	(708,594)	(263,370)
Proceeds from sales of investment securities available for sale	265,620	800,499
Proceeds from maturities and principal paydowns on investment securities available for sale	81,541	89,777
Proceeds from sale of other real estate owned	103,380	-
Net change in certificates of deposit	100,000	4,253,000
Net increase in loans to customers	(378,659)	(7,036,709)
Purchase of Federal Home Loan Bank stock	-	(104,700)
Capital expenditures	(29,585)	(22,687)

Net cash used in investing activities	(566,297)	(2,284,190)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	2,500,000	3,500,000
Repayment of advances from Federal Home Loan Bank	(2,150,000)	(3,750,000)
Net change in short-term borrowings	(109,343)	(2,333,354)
Net increase in deposits	1,506,498	7,279,027
Redemption of ESOP shares	(306)	-

Net cash provided by financing activities	1,746,849	4,695,673

Net increase in cash and cash equivalents	1,684,797	2,400,049

Cash and cash equivalents, beginning of period	5,279,436	2,374,636

Cash and cash equivalents, end of period	$6,964,233	$4,774,685

Supplementary cash flow information:

Cash paid during the period for:
Interest	$1,098,100	$1,301,106
Taxes	$103,713	$26,177
Transfer of loans to foreclosed real estate	$420,450	$344,858

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.        Basis of Presentation

The financial information included herein presents the consolidated financial condition and results of operations for Auburn Bancorp, Inc. and its wholly-owned subsidiary, Auburn Savings Bank, FSB, as of March 31, 2011 and June 30, 2010, and for the interim periods ended March 31, 2011 and 2010.  Except for the June 30, 2010 Consolidated Balance Sheet, the financial information is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments, that are necessary to make the financial statements not misleading.  The results shown for the nine months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be obtained for a full fiscal year. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010 included in the Company’s Annual Report on Form 10-K (File No. 000-53370) filed at the Securities and Exchange Commission on September 28, 2010.

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

In conjunction with the stock offering, the Company loaned $173,000 to a trust for the Employee Stock Ownership Plan (the “ESOP”), enabling the ESOP to purchase 17,262 shares of common stock in the stock offering, equal to 3.43% of the shares of common stock sold in the stock offering, for the benefit of the Bank’s employees.

The Company may not declare or pay a cash dividend on any of its common stock, if the effect thereof would cause the regulatory capital of the Bank to be reduced below the amount required under OTS rules and regulations.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Trouble Debt Restructuring.  This ASU provides guidance on determining whether a restructuring of a receivable meets the criteria to be considered a Troubled Debt Restructuring (“TDR”).  The new guidance is required to be adopted for the first interim or annual reporting period beginning after June 15, 2011, and is to be applied retrospectively to the beginning of the annual reporting period of adoption.  Early adoption is permitted.  The Company intends to adopt the provisions of this ASU when required, and is evaluating its potential impact on the Company’s consolidated financial statements.

4.       Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

March 31, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bond	$178,773	$1,286	$-	$180,059
Corporate bonds	1,220,924	24,829	(7,500)	1,238,253
FNMA mortgage-backed securities	89,341	1,566	(1,236)	89,671
U.S. Government sponsored enterprise securities	2	769	-	771
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$1,499,040	$28,450	$(8,736)	$1,518,754

June 30, 2010

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds	$982,415	$13,366	$(15,640)	$980,141
FNMA mortgage-backed securities	118,017	3,499	-	121,516
U.S. Government sponsored enterprise securities	2	848	-	850
Corporate common stock	10,000	-	-	10,000

Total investment securities available for sale	$1,110,434	$17,713	$(15,640)	$1,112,507

Investments with a fair value of $1,518,754 and $1,112,507 at March 31, 2011 and June 30, 2010, respectively, are held in a custody account to collateralize certain deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		June 30, 2010
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

One year or less	$514,355	$517,933	$-	$-
Over 1 year through 5 years	506,569	499,867	782,415	766,775
After 5 years through 10 years	200,000	220,453	200,000	213,366
After 10 years	178,773	180,059	-	-
	1,399,697	1,418,312	982,415	980,141
Mortgage-backed securities	89,341	89,671	118,017	121,516

	$1,489,038	$1,507,983	$1,100,432	$1,101,657

Information pertaining to securities with gross unrealized losses at March 31, 2011 and June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2011
Corporate bonds	$-	$-	$242,500	$7,500	$242,500	$7,500
FNMA mortgage-backed securities	-	-	48,988	1,236	48,988	1,236

Total	$-	$-	$291,488	$8,736	$291,488	$8,736

June 30, 2010
Corporate bonds	$530,525	$1,890	$236,250	$13,750	$766,775	$15,640

Total	$530,525	$1,890	$236,250	$13,750	$766,775	$15,640

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

At March 31, 2011, two debt securities with unrealized losses had depreciated 3% in total from the amortized cost basis.  At June 30, 2010, three debt securities with unrealized losses had depreciated 2% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition and the Company’s ability to hold such securities. The Company did not record an other-than-temporary impairment loss during the nine months ended March 31, 2011, but did record $126,269 for the nine months ended March 31, 2010.

5.        Credit Quality and Allowance for Credit Losses

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

The Bank provides for loan losses through the establishment of an allowance for loan losses which represents an estimated reserve for existing losses in the loan portfolio. On an on-going basis, loans are monitored by loan officers and are subject to periodic independent outsourced loan reviews, and delinquency and watch lists are regularly reviewed. At the end of each quarter, the Bank deploys a systematic methodology for determining credit quality that includes formalization and documentation of this review process. In particular, any bankruptcy and foreclosure activity is reviewed along with delinquency watch list issues. Management also classifies the loan portfolio specifically by loan type and monitors credit risk separately as discussed under Credit Quality Indicators below. Management evaluates the adequacy of our allowance continually based on a review of all significant loans, via delinquency reports and a watch list that strives to identify, track and monitor credit risk, historical losses and current economic conditions.

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

The following tables provide information relative to credit quality and allowance for credit losses as of and for the three and nine months ended March 31, 2011.

	Commercial
	Non-Real	Commercial	Residential
	Estate	Real Estate	Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2011

Allowance for credit losses:
Beginning balance	$83,528	$244,114	$354,576	$8,328	$27,216	$717,762
Charge-offs	-	(7,072)	(7,149)	(483)	-	(14,704)
Recoveries	900	-	-	885	-	1,785
Provision	37,902	226,590	(51,393)	1,549	18,280	232,928
Ending balance	$122,330	$463,632	$296,034	$10,279	$45,496	$937,771

Nine months ended March 31, 2011

Allowance for credit losses:
Beginning balance	$65,874	$157,173	$261,246	$7,819	$-	$492,112
Charge-offs	(42,290)	(14,972)	(30,957)	(6,149)	-	(94,368)
Recoveries	900	-	-	2,185	-	3,085
Provision	97,846	321,431	65,745	6,424	45,496	536,942
Ending balance	$122,330	$463,632	$296,034	$10,279	$45,496	$937,771

As of March 31, 2011

Allowance for credit losses:
Ending balance	$122,330	$463,632	$296,034	$10,279	$45,496	$937,771
Individually evaluated for impairment	57,300	7,072	19,944	2,277	-	86,593
Collectively evaluated for impairment	65,030	456,560	276,090	8,002	45,496	851,178

Loans
Ending balance:	$4,766,786	$16,209,988	$47,390,413	$875,754	$-	$69,242,941
Individually evaluated for impairment	57,300	207,072	127,944	2,277	-	394,593
Collectively evaluated for impairment	4,709,486	16,002,916	47,262,469	873,477	-	68,848,348

The Bank’s provision for loan losses was $536,942 and $49,446 for the nine months ended March 31, 2011 and 2010, respectively.  The increase to the provision is the result of an increase in specific reserves of $76,000 and an increase in general valuation reserve of $418,000 due largely to current economic conditions, including declining real estate values and loan performance challenges across all segments of the loan portfolio. The Bank has completed a comprehensive review of the loan portfolio and related allowance for loan losses, and has increased its allowance for loan losses to $937,771 at March 31, 2011 which now represents 1.35% of total loans, compared to an allowance of $492,112, representing 0.71% of total loans at June 30, 2010.

Risk by Portfolio Segment

One- to Four-Family Residential Loans. The Bank’s primary lending activity consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in its primary market area.  The Bank offers fixed-rate mortgage loans, which generally have terms of 15, 20 or 30 years.  The Bank no longer offers adjustable-rate mortgage loans (“ARMs”).

Home Equity Loans.  Home equity lines of credit and loans are secured by a mixture of first and second mortgages on one- to four-family owner occupied properties.  The procedures for underwriting home equity lines of credit and loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  All properties securing second mortgage loans are generally required to be appraised by a board-approved independent appraiser unless the first mortgage is also held by Auburn Savings Bank.  Home equity lines of credit and loans are made in amounts such that the combined first and second mortgage balances do not exceed 90% of value.

Commercial and Multi-Family Real Estate Loans. The Bank offers commercial real estate loans, including commercial business, and multi-family real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities substantially all of which are located in its primary market area.

Commercial and multi-family real estate loan amounts generally do not exceed 80% of the lesser of the property’s appraised value or sales price.

The Bank generally requires title insurance for commercial and multi-family real estate loans, an appraisal on all such loans if the total amount of loans with that borrower is in excess of $250,000, and an evaluation of the property by an approved appraiser for loans between $100,000 and $250,000.  We may require a full appraisal on property securing any loan less than $250,000.

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

Construction Loans. The Bank offers construction loans for the development of one- to four-family residential properties located in the Bank’s primary market area.  Residential construction loans are generally offered to individuals for construction of their personal residences.

Residential construction loans can be made with a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value of the secured property.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

Commercial Loans.  The Bank makes commercial business loans primarily in its market area to a variety of small businesses, professionals and sole proprietorships.  Commercial lending products include term loans and revolving lines of credit. Commercial business loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. When making commercial loans, the Bank considers the financial statements of the borrower, its lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and the Bank also requires the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial loans are made in amounts of up to 50-80% of the value of the collateral securing the loan, or up to 100% of the value of the collateral securing the loan if the collateral consists of cash or cash equivalents. The Bank generally does not make unsecured commercial loans.  The Bank requires adequate insurance coverage including, where applicable, title insurance, flood insurance, builder’s risk insurance and environmental insurance.

Commercial loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. The Bank seeks to minimize these risks through its underwriting standards.

Consumer Loans. The Bank offers a limited range of consumer loans, primarily to customers residing in its primary market area.  Consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans.

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

-	Special Mention: Assets are protected but potentially weak. Borrower is experiencing adverse trends or balance sheet issues which have not yet reached a point of jeopardizing loan repayment.
-	Substandard: Inadequately protected assets that exhibit one or more well defined weaknesses that jeopardize full collection or liquidation of assets.
-	Doubtful: Same standards as “substandard” with added characteristics that current facts, conditions and values make full collection highly improbable.
-	Loss: Assets that are considered uncollectible and are not warranted as a bank asset.

Credit Quality Indicators
As of March 31, 2011

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial Non-Real Estate	Commerical Real Estate Other
Grade:
Acceptable	$3,122,836	$11,377,990
Pass/Watch	1,167,718	2,955,804
Special mention	-	1,141,365
Substandard	118,932	243,614
Doubtful	300,000	484,143
Loss	57,300	7,072
Total	$4,766,786	$16,209,988

Residential/Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Residential Real Estate	Consumer
Grade:
Acceptable	$46,052,475	$858,507
Pass/Watch	464,488	14,970
Special mention	551,948	-
Substandard	301,558	-
Doubtful	-	-
Loss	19,944	2,277
Total	$47,390,413	$875,754

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

Impaired Loans
As of and for the Three and Nine Months Ended March 31, 2011
				Three months ended		Nine months ended
				March 31, 2011		March 31, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial non-real estate	$-	$-	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-

With an allowance recorded:
Commercial non-real estate	$57,300	$57,300	$57,300	$57,600	$2,274	$58,200	$2,274
Commercial real estate	207,072	207,072	7,072	207,072	-	207,072	-
Residential real estate	127,944	127,944	19,944	127,944	-	127,944	-
Consumer	2,277	2,277	2,277	2,351	10	2,520	52

Total:
Commercial non-real estate	$57,300	$57,300	$57,300	$57,600	$2,274	$58,200	$2,274
Commercial real estate	207,072	207,072	7,072	207,072	-	207,072	-
Residential real estate	127,944	127,944	19,944	127,944	-	127,944	-
Consumer	2,277	2,277	2,277	2,351	10	2,520	52
	$394,593	$394,593	$86,593	$394,967	$2,284	$395,736	$2,326

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

As of March 31, 2011, the Bank did not have any troubled debt restructurings that involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates or any accruing loans past due 90 days or more.

Age Analysis of Past Due Loans
As of March 31, 2011

							Recorded
							Investment	Recorded
			90 Days or				Loans ≥ 90	Investment
	30-59 Days	60-89 Days	Greater Past	Total Past			Days and	Loans on Non-
	Past Due	Past Due	Due	Due	Current	Total Loans	Accruing	Accrual Status
Commercial non-real estate	$110,534	$-	$-	$110,534	$4,656,252	$4,766,786	$-	$58,910
Commercial real estate	43,614	83,966	318,204	445,784	15,764,204	16,209,988	-	318,203
Residential real estate	676,727	70,337	193,243	940,307	46,450,106	47,390,413	-	193,242
Consumer	18,840	-	2,278	21,118	854,636	875,754	-	2,278

	$849,715	$154,303	$513,725	$1,517,743	$67,725,198	$69,242,941	$-	$572,633

6.         Earnings Per Share

Basic income (loss) per common share is determined by dividing net income (loss) by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Net income (loss) per common share for the three months and nine months ended March 31, 2011 and 2010 is based on the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net income (loss)	$(70,703)	$37,591	$21,495	$55,503

Weighted average common shares outstanding	503,284	503,284	503,284	503,284

Less: Average unallocated ESOP shares	(13,708)	(14,833)	(13,989)	(15,157)

Adjusted weighted average common shares outstanding	489,576	488,451	489,295	488,127

Net income (loss) per common share	$(0.14)	$0.08	$0.04	$0.11

7.         Comprehensive Income or Loss

GAAP requires that recognized revenue, expenses, gains, and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income or loss.

The components of total comprehensive income and related tax effects for the three and nine months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income (loss)	$(70,703)	$37,591	$21,495	$55,503

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale arising during the period	14,411	1,741	18,670	(89,092)

(Gain) loss on securities available for sale included in net income or loss	(1,029)	-	(1,029)	126,269

Tax effect	4,550	(592)	5,998	12,640

Other comprehensive income, net of tax	17,932	1,149	23,639	49,817

Total comprehensive income (loss)	$(52,771)	$38,740	$45,134	$105,320

8.         Employee Stock Ownership Plan

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Expense related to the ESOP for the three months ended March 31, 2011 and 2010 approximated $2,000 for both periods and for the nine months ended March 31, 2011 and 2010 approximated $6,000 and $8,000 respectively.  The fair value of the unallocated shares as of March 31, 2011 and 2010 was $136,000 and $144,000, respectively.

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

The balances of assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Assets:
Investment securities available for sale
Municipal bond	$180,059	$-	$180,059	$-
Corporate bonds	1,238,253	-	1,238,253	-
FNMA mortgage-backed securities	89,671	-	89,671	-
U.S. Government sponsored enterprise securities	771	-	771	-
Corporate common stock	10,000	-	10,000	-

June 30, 2010
Assets:
Investment securities available for sale
Corporate bonds	$980,141	$-	$980,141	$-
FNMA mortgage-backed securities	121,516	-	121,516	-
U.S. Government sponsored enterprise securities	850	-	850	-
Corporate common stock	10,000	-	10,000	-

The balances of assets and liabilities measured at fair value on a nonrecurring basis are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Assets:
Impaired loans	$308,000	$-	$308,000	$-
Foreclosed real estate	972,602	-	972,602	-

June 30, 2010
Assets:
Impaired loans	$328,939	$-	$328,939	$-
Foreclosed real estate	680,712	-	680,712	-

Impaired loans were reduced from their carrying amount of $394,593 to their fair value of $308,000 and  $372,307 to their fair value of $328,939 at March 31, 2011 and June 30, 2010, respectively, resulting in an impairment reserve through the allowance for loan losses.   Foreclosed real estate was reduced from its carrying amount of $987,828 to its fair value of $972,602 and $731,045 to its fair value of $680,712 at March 31, 2011 and June 30, 2010, respectively.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)
Financial assets
Cash and cash equivalents	$6,964	$6,964	$5,279	$5,279
Certificates of deposit	745	745	845	845
Securities available for sale	1,519	1,519	1,113	1,113
Federal Home Loan Bank stock	1,252	1,252	1,252	1,252
Loans, net	68,305	71,167	68,883	71,067
Accrued interest receivable	273	273	278	278

Financial liabilities
Deposits	57,276	56,507	55,769	55,396
Federal Home Loan Bank advances	18,671	19,038	18,431	19,010

10.       Regulatory Matters

On January 26, 2011, the Bank entered into a Memorandum of Understanding with the Office of Thrift Supervision (the “OTS”).  On that same date, the Company and the MHC jointly entered into a separate Memorandum of Understanding with the OTS.  The Memoranda require the Bank, the Company and the MHC to take certain measures to improve their safety and soundness but impose no fines or penalties upon the Bank, the Company or the MHC.  Management is addressing the requirements of the Memoranda and has communicated progress to the OTS.

11.       Subsequent Events

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

Subsequent events have been evaluated and management  determined there were no subsequent events to be recorded or disclosed in these consolidated financial statements.

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

         A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The allowance for loan losses includes specific reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that not all of the contractual interest and principal payments will be collected as scheduled in the loan agreement.  Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. As of March 31, 2011, four impaired loans were assigned a specific reserve of $87,000.  Specific reserves totaling $11,000 have been assigned as of June 30, 2010.

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

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

         Total Assets. Total assets increased by $1.7 million, or 2.1%, from $80.6 million at June 30, 2010 to $82.3 million at March 31, 2011. This increase was largely the result of an increase of $1.7 million in cash and cash equivalents.

Cash and Cash Equivalents. Cash and correspondent bank balances increased by $1.7 million, or 31.9%, from $5.3 million at June 30, 2010 to $7.0 million at March 31, 2011.  This increase was primarily the result of an increase in deposits.

Certificates of Deposit. Certificate of deposit balances decreased $100,000, or 11.8% from $845,000 at June 30, 2010 to $745,000 at March 31, 2011.  This decrease was the result of one certificate of deposit maturity.

Securities Available for Sale. Securities available for sale totaled $1.5 million at March 31, 2011, an increase of $406,000, or 36.5%, from $1.1 million at June 30, 2010. The increase was primarily due to the purchase of two corporate bonds and one municipal bond.

Net Loans.  Net loans decreased $578,000 or 0.8%, from $68.9 million at June 30, 2010 to $68.3 million at March 31, 2011. The majority of loan growth has been in 1-4 family real estate loans and commercial real estate loans which increased $444,000, or 1.2%, and $1.3 million, or 2.5%, respectively.   The increases were primarily due to the market demand for fixed rate consumer and commercial real estate loans.  Construction loans decreased $326,000, or 79.5%, home equity loans decreased $649,000, or 5.7%, and commercial installment loans decreased $501,000, or 9.5%, from June 30, 2010 to March 31, 2011.  There was also an increase of $446,000, or 90.6% in allowance for loan losses due to the comprehensive review of the loan portfolio.

Deposits and Borrowed Funds. Deposits increased $1.5 million, or 2.7%, from $55.8 million at June 30, 2010 to $57.3 million at March 31, 2011. Demand accounts decreased $35,000, or 1.1%.  NOW checking accounts increased $835,000, or 28.8%, and certificates of deposit increased $1.3 million, or 3.9%. Money market accounts decreased $902,000, or 6.5% and savings accounts increased $352,000 or 8.9%.  The increase in certificates of deposit resulted from a special rate offered on one and two year maturities in anticipation of a $1 million withdrawal of a certificate maturing in April, 2011.  The decrease in money market accounts resulted from a large withdrawal upon the death of a customer with a substantial deposit relationship.

Total borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $241,000, or 1.3%, from $18.4 million at June 30, 2010 to $18.7 million at March 31, 2011.

Total Stockholders’ Equity. Total equity increased $39,000 during the nine months ended March 31, 2011, primarily as a result of net income of $21,000 and an increase in unrealized gain on investment securities, net of tax, of $12,000.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

         Net Income (Loss). Net income decreased $108,000 to a net loss of $71,000 for the three months ended March 31, 2011 compared to net income of $38,000 for the three months ended March 31, 2010.   The decrease was the result of higher provision for loan losses.

Net Interest Income.  Net interest income increased $73,000, or 11.8%, from $615,000 for the three months ended March 31, 2010 to $688,000 for the three months ended March 31, 2011.  The increase was primarily due to the increase in interest and dividend income of $8,000 and decrease in interest expense of $65,000.  The interest rate spread increased from 3.26% for the three months ended March 31, 2010 to 3.54% for the three months ended March 31, 2011.  Net interest margin increased from 3.41% for the three months ended March 31, 2010 to 3.65% for the three months ended March 31, 2011.

Interest and Dividend Income. Interest income increased $8,000, or 0.8%, from $1.02 million for the three months ended March 31, 2010 to $1.03 million for the three months ended March 31, 2011.  This increase was due principally to an increase in the average balance of interest-earning assets, partly offset by a decrease in yield.  Interest income increased by $4,000 on loans and increased $4,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.02% for the three months ended March 31, 2010 to 5.90% for the three months ended March 31, 2011 in the generally lower interest rate environment. The average yield on investments, including securities, FHLB stock and interest-bearing deposits increased from .83% for the three months ended March 31, 2010 to 0.88% for the three months ended March 31, 2011.

Interest Expense. Interest expense decreased by $65,000, or 15.7%, to $347,000 for the three months ended March 31, 2011 from $412,000 for the three months ended March 31, 2010.  The decrease was due primarily to lower cost of funds.  While average deposit balances increased, the average cost of these deposits decreased from 2.43% to 1.95% in the generally lower market interest rate environment. Average borrowings from FHLB increased with the average cost of the borrowings decreasing from 3.67% to 2.90%.

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

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
	Volume	Rate	Net change
Interest-earning assets:
Loans	$25,000	$(21,000)	$4,000
Investment securities	8,000	(3,000)	5,000
Federal Home Loan Bank stock	-	1,000	1,000
Interest-earning deposits	1,000	(3,000)	(2,000)
Total interest-earning assets	$34,000	$(26,000)	$8,000
Interest-bearing liabilities:
Savings deposits	$1,000	$(4,000)	$(3,000)
NOW accounts	1,000	(1,000)	-
Money market accounts	(5,000)	(21,000)	(26,000)
Certificates of deposit	18,000	(24,000)	(6,000)
Total deposits	15,000	(50,000)	(35,000)
Federal Home Loan Bank of Boston advances	7,000	(37,000)	(30,000)
Total interest-bearing liabilities	$22,000	$(87,000)	$(65,000)
Change in net interest income	$12,000	$61,000	$73,000

Provision for Loan Losses. The Company’s provision for loan losses was $233,000 and $4,000 for the three months ended March 31, 2011 and 2010, respectively.  Loan write-downs totaled $27,000 for the three months ended March 31, 2011.  There were no write-downs during the comparable period in 2010.  The Bank has completed a comprehensive review of the loan portfolio and related allowance for loan losses, and has increased its allowance for loan losses to $938,000 at March 31, 2011 which now represents 1.35% of total loans, compared to an allowance of $492,000, representing 0.71% of total loans at June 30, 2010.  Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income decreased $30,000, or 54.8%, to $24,000 for the three months ended March 31, 2011, from $54,000 for the three months ended March 31, 2010. This decrease was primarily a result of losses recognized on foreclosed real estate for the three months ended March 31, 2011.  There were no such losses for the three months ended March 31, 2010.

Non-interest Expenses. Non-interest expenses decreased $23,000, or 3.7%, to $586,000 for the three months ended March 31, 2011, compared to $609,000 for the three months ended March 31, 2010. The decrease was primarily the result of $57,000 in provision for losses on real estate owned for the three months ended March 31, 2011 and a decrease of $11,000 in advertising, offset by an increase in Federal deposit insurance premiums of $7,000, $6,000 in increased legal fees, an increase of $10,000 in accounting expenses, and an increase in other operating expenses of $22,000.

 Income Taxes. Income tax expense decreased by $55,000, to a tax benefit  of $36,000 for the three months ended March 31, 2011, reflecting an effective tax rate of 33.8%, compared to a tax expense of $19,000 for the three months ended March 31, 2010, reflecting an effective tax rate of 33.4%.

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

	For the Three Months Ended March 31,
	2011			2010
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
			(Dollars in Thousands)

Interest-earning assets:
Loans	$69,219	$1,021	5.90%	$67,534	$1,017	$6.02%
Investment securities(1)	1,780	11	2.47%	599	6	4.19%
Federal Home Loan Bank stock	1,252	1	0.30%	1,252	-	0.00%
Interest-earning deposits	3,108	2	0.20%	2,749	3	0.47%
Total interest-earning assets	75,359	$1,035	5.49%	72,134	$1,026	5.69%
Non-interest-earning assets	5,279			5,063
Total assets	$80,638			$77,197

Interest-bearing liabilities:
Savings deposits	$4,245	$5	0.49%	$3,927	$8	0.87%
NOW accounts	3,355	5	0.56%	2,581	5	0.76%
Money market accounts	12,279	24	0.77%	13,745	49	1.43%
Certificates of deposit	32,166	174	2.17%	29,157	181	2.48%
Total interest-bearing deposits	52,045	208	1.60%	49,410	243	1.97%
FHLB advances	19,136	139	2.90%	18,324	168	3.67%
Total interest-bearing liabilities	$71,181	$347	1.95%	$67,734	$411	2.43%

Non-interest-bearing liabilities:
Demand deposits	$2,929			$3,145
Other non-interest-bearing
liabilities	247			243
Total liabilities	74,357			71,122
Total capital	6,281			6,075
Total liabilities and capital	$80,638			$77,197

Net interest income		$688			$615
Net interest rate spread(2)			3.54%			3.26%
Net interest-earning assets(3)	$4,178			$4,400
Net interest margin(4)			3.65%			3.41%
Average of interest-earning assets to interest-bearing liabilities	105.87%			106.50%

(1)	Consists of taxable investment securities and one municipal bond. The municipal bond is presented on a fully taxable basis as the tax equivalent adjustment is not material to the yield.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended March 31, 2011 and March 31, 2010

            Net Income. Net income decreased $35,000 to $21,000 for the nine months ended March 31, 2011 compared to net income of $56,000 for the nine months ended March 31, 2010. The decrease was primarily the result of higher provision for loan losses, partially offset by higher net interest income and higher non-interest income.

Net Interest Income.  Net interest income increased $290,000, or 16.1%, from $1.8 million for the nine months ended March 31, 2010 to $2.1 million for the nine months ended March 31, 2011.  The increase was primarily due to an increase in interest and dividend income of $91,000 and a decrease in interest expense of $199,000.  The interest rate spread increased from 3.15% for the nine months ended March 31, 2010 to 3.55% for the nine months ended March 31, 2011.  Net interest margin increased from 3.32% for the nine months ended March 31, 2010 to 3.68% for the nine months ended March 31, 2011.

 Interest and Dividend Income. Interest and dividend income increased $91,000, or 3.0%, from $3.1 million for the nine months ended March 31, 2010 to $3.2 million for the nine months ended March 31, 2011.  This increase was due principally to an increase in the average balance of interest-earning assets, partly offset by a decrease in yield.  Interest income increased by $139,000 on loans and decreased $48,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.09% for the nine months ended March 31, 2010 to 5.98% for the nine months ended March 31, 2011 in the generally lower interest rate environment. The average yield on investments, including securities, FHLB stock and interest-bearing deposits decreased from 1.89% for the nine months ended March 31, 2010 to 0.99% for the nine months ended March 31, 2011.

Interest Expense. Interest expense decreased by $199,000, or 15.4%, to $1.1 million for the nine months ended March 31, 2011 from $1.3 million for the nine months ended March 31, 2010.  The decrease was due primarily to lower cost of funds.  While average deposit balances increased, the average cost of these deposits decreased from 2.15% to 1.70% in the generally lower market interest rate environment. Average borrowings from FHLB decreased with the average cost of the borrowings decreasing from 3.59% to 3.02%.

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

	Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010
	Volume	Rate	Net change
Interest-earning assets:
Loans	$192,000	$(53,000)	$139,000
Investment securities	21,000	(16,000)	5,000
Federal Home Loan Bank stock	-	1,000	1,000
Interest-earning deposits	(17,000)	(37,000)	(54,000)
Total interest-earning assets	$196,000	$(105,000)	$91,000
Interest-bearing liabilities:
Savings deposits	$4,000	$(8,000)	$(4,000)
NOW accounts	2,000	(4,000)	(2,000)
Money market accounts	3,000	(65,000)	(62,000)
Certificates of deposit	63,000	(95,000)	(32,000)
Total deposits	72,000	(172,000)	(100,000)
Federal Home Loan Bank of Boston advances	(17,000)	(82,000)	(99,000)
Total interest-bearing liabilities	$55,000	$(254,000)	$(199,000)
Change in net interest income	$141,000	$149,000	$290,000

Provision for Loan Losses . The Company’s provision for loan losses was $537,000 and $49,000 for the nine months ended March 31, 2011 and 2010, respectively.  There was an increase in general valuation reserve of $446,000, or 90.6% from June 30, 2010 to March 31, 2011, due largely to the current economic conditions, including declining real estate values and loan performance challenges across all segments of the loan portfolio. The Bank has completed a comprehensive review of the loan portfolio and related allowance for loan losses, and has increased its allowance for loan losses to $938,000 at March 31, 2011 which now represents 1.35% of total loans, compared to an allowance of $434,000, representing 0.63% of total loans at March 31, 2010.  Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income increased $118,000, or 287.5%, to $159,000 for the nine months ended March 31, 2011, from $41,000 for the nine months ended March 31, 2010. This increase was the result of having recognized no other than temporary impairment of investment securities for the nine months ended March 31, 2011 compared to $126,000 loss for the nine months ended March 31, 2010.

Non-interest Expenses. Non-interest expenses decreased $27,000, or 1.6%, to $1.67 million for the nine months ended March 31, 2011, compared to $1.70 million for the nine months ended March 31, 2010. The decrease was primarily due to a decrease of $31,000 in federal deposit insurance premiums and a decrease of $56,000 in the provision for losses on real estate owned, partially offset by increases of $22,000 in salaries and benefits, $22,000 in consulting expense and $18,000 in other operating expenses.

Income Taxes. Income tax expense decreased by $19,000, to $17,000 for the nine months ended March 31, 2011, reflecting an effective tax rate of 44.5%, compared to a tax expense of $36,000 for the nine months ended March 31, 2010, reflecting an effective tax rate of 39.2%.

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

	For the Nine Months Ended March 31,
	2011			2010
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
			(Dollars in Thousands)

Interest-earning assets:
Loans	$70,047	$3,143	5.98%	$65,775	$3,002	6.09%
Investment securities(1)	1,784	34	2.56%	891	30	4.45%
Federal Home Loan Bank stock	1,252	1	0.10%	1,224	-	0.00%
Interest-earning deposits	2,552	6	0.32%	4,213	60	1.89%
Total interest-earning assets	75,635	$3,184	5.61%	72,103	$3,092	5.72%
Non-interest-earning assets	5,141			4,500
Total assets	$80,776			$76,603

Interest-bearing liabilities:
Savings deposits	$4,212	$19	0.60%	$3,557	$23	0.87%
NOW accounts	2,959	12	0.56%	2,578	15	0.77%
Money market accounts	12,764	78	0.81%	12,491	140	1.49%
Certificates of deposit	31,947	552	2.30%	28,626	582	2.71%
Total interest-bearing deposits	51,882	661	1.70%	47,252	760	2.15%
FHLB advances	19,173	435	3.02%	19,829	534	3.59%
Total interest-bearing liabilities	$71,055	$1,096	2.06%	$67,081	$1,294	2.57%

Non-interest-bearing liabilities:
Demand deposits	$3,249			$3,293
Other non-interest-bearing liabilities	239			210
Total liabilities	74,543			70,584
Total capital	6,233			6,019
Total liabilities and capital	$80,776			$76,603

Net interest income		$2,088			$1,798
Net interest rate spread(2)			3.55%			3.15%
Net interest-earning assets(3)	$4,581			$5,022
Net interest margin(4)			3.68%			3.32%
Average of interest-earning assets
to interest-bearing liabilities	106.45%			107.49%

(1)	Consists of taxable investment securities and one municipal bond. The municipal bond is presented on a fully taxable basis as the tax equivalent adjustment is not material to the yield.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

         We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-earning deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $7.0 million, including interest-earning deposits of $4.9 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $1.5 million at March 31, 2011, and certificates of deposit at other banks totaled $745,000. At March 31, 2011, we had $18.7 million of outstanding borrowings from FHLB, and the ability to borrow an additional $5.6 million.

         At March 31, the Company had $136,000 in loan commitments outstanding and $4.1 million in unused lines of credit, letters of credit and unadvanced portions of construction loans.

         Certificates of deposit due to mature within one year of March 31, 2011 totaled $19.7 million, or 34.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.

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

Capital Resources

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well-capitalized” under regulatory guidelines.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)
March 31, 2011

Total capital to risk weighted assets	$6,112	12.12%	$4,034	8.00%	$5,042	10.00%

Tier 1 risked-based capital to risk weighted assets	$5,479	10.87%	$2,017	4.00%	$3,025	6.00%

Tier 1 capital to total assets	$5,899	7.18%	$3,294	4.00%	$4,118	5.00%

June 30, 2010

Total capital to risk weighted assets	$5,933	11.67%	$4,069	8.00%	$5,086	10.00%

Tier 1 risked-based capital to risk weighted assets	$5,838	11.48%	$2,034	4.00%	$3,052	6.00%

Tier 1 capital to total assets	$5,838	7.24%	$3,224	4.00%	$4,031	5.00%

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

The Company did not repurchase any shares during the quarter ended March 31, 2011.

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

Auburn Bancorp, Inc.
(Registrant)

Date: May 12, 2011	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Rachel A. Haines
Rachel A. Haines
Senior Vice President and Treasurer (Principal Accounting and Financial Officer)