Form 10-K
period 2011-06-30
Auburn Bancorp, Inc.
filed 2011-09-28
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-K

☒          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer ☐                                                    Accelerated filer ☐

Non-accelerated filer ☐                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Based upon the closing price of the registrant’s common stock as of December 31, 2010 the aggregate market value of the voting common equity held by non-affiliates was $1,261,991.  For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 503,284 outstanding as of September 27, 2011, 276,806 of which are owned by Auburn Bancorp, MHC, our federally chartered mutual holding company.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1)      Portions of the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

Auburn Bancorp, Inc.
Form 10-K

PART I

Item 1. Business

The terms “we,” “our,” “our company,” and “us” refer, unless the context suggests otherwise, to Auburn Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Auburn Savings Bank, FSB (the “Bank”).

Forward-Looking Statements.

Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.” Certain factors that could have a material adverse affect on the operations of Auburn Savings Bank include, but are not limited to, increased competitive pressure among financial service companies, national and regional economic conditions, changes in interest rates, changes in consumer spending, borrowing and savings habits, legislative and regulatory changes, adverse changes in the securities markets, inability of key third-party providers to perform their obligations to Auburn Savings Bank and changes in relevant accounting principles and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We disclaim any intent or obligation to update any forward-looking statements, whether in response to new information, future events or otherwise.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.  Federal and state credit unions accounted for approximately a quarter of the total deposits in Androscoggin County, and have the competitive advantage of not paying state and federal income tax while having a broad range of banking powers.  In addition, several large holding companies operate banks in our market area, including Toronto Dominion Bank, Bank of America and Key Bank, as well as several Maine-based banks including Androscoggin Savings Bank, Bangor Savings Bank, Mechanics Savings Bank and Northeast Bank.  Most of these institutions are significantly larger than us and, therefore, have significantly greater resources.  We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2010, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held 4.80% of the deposits in Androscoggin County.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At June 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Mortgage loans:
One- to four-family residential	$40,549	59.3%	$36,418	52.4%
Commercial	11,310	16.5%	15,136	21.8%
Construction	156	0.2%	410	0.6%
Equity lines of credit and loans	11,141	16.3%	11,436	16.4%
Undisbursed portion of construction loan	(112)	-0.2%	(97)	-0.1%

Total mortgage loans on real estate	$63,044	92.1%	$63,303	91.1%

Other loans:
Commercial loans	4,485	6.6%	5,267	7.5%
Consumer loans	897	1.3%	952	1.4%

Total loans	$68,426	100.0%	$69,522	100.0%

Other loans:
Deferred loan origination costs	$161		$165
Deferred loan origination fees	(284)		(312)
Allowance for loan losses	(907)		(492)

Total loans, net	$67,396		$68,883

One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in our primary market area.  We offer fixed-rate mortgage loans, which generally have terms of 15, 20 or 30 years.   We no longer offer adjustable-rate mortgage loans (“ARMs”), however, interest rates and payments on our existing portfolio of adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one-year U.S. Treasury index, in the case of one-year ARMs, and the three-year U.S. Treasury index, in the case of three-year ARMs. The maximum amount by which the interest rate may be increased or decreased is generally 1% per adjustment period with a lifetime interest rate cap of 5% over the initial interest rate of the loan on one-year ARM loans and 2% per adjustment period with a lifetime rate cap of 6% over the initial interest rate of the loan on three-year ARM loans.

At June 30, 2011, $40.5 million, or 59.3% of our loan portfolio, consisted of one- to four-family residential mortgage loans.  Of the one- to four-family residential mortgage loans outstanding on June 30, 2011, $31.2 million were fixed-rate mortgage loans with an average yield of 6.06%, and $9.3 million were adjustable-rate loans with an average yield of 4.17%.

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

We generally do not make loans with a loan-to-value ratio of more than 80% without private mortgage insurance. We make first mortgage loans on owner-occupied one-to-four family dwellings up to 85% of value and loans on condominium units up to 80% of value.  We generally require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the property subject to the mortgage and the loan is not repaid.

At June 30, 2011, our largest one-to four-family residential real estate loan had a principal balance of $320,980, was secured by a residence located in Scarborough, Maine, and was performing in accordance with its original terms.

Home Equity Loans. We offer home equity lines of credit and home equity loans.  At June 30, 2011, we had $11.1 million of home equity lines-of-credit and loans outstanding, representing 16.3% of our loan portfolio.  At June 30, 2011, the unadvanced amounts of home equity lines of credit totaled $3.5 million.

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

Commercial and Multi-Family Real Estate Loans. We offer commercial real estate loans, including commercial business, and multi-family real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities substantially all of which are located in our primary market area.  We have placed increasing emphasis on commercial real estate loans over the past several years.  As a result, these loans have grown from $5.0 million at December 31, 2005 to $11.3 million at June 30, 2011.  At June 30, 2011, commercial and multi-family real estate loans represented 16.5% of our loan portfolio.  We intend to further grow these segments of our loan portfolio, both in absolute terms and as a percentage of our loan portfolio.

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

At June 30, 2011, our largest commercial real estate loan was for $544,000 and was secured by real estate in Lisbon, Maine and 80% is guaranteed by the Finance Authority of Maine (FAME). This loan was performing according to its original repayment terms at June 30, 2011.  Our largest multi-family real estate loan was for $295,000, was secured by real estate in Auburn, Maine and was performing according to its original repayment terms at June 30, 2011.

Construction Loans. We also offer construction loans for the development of one- to four-family residential properties located in our primary market area.  Residential construction loans are generally offered to individuals for construction of their personal residences.  Our construction loans were $2.6 million at December 31, 2005 as compared to $156,000 at June 30, 2011.  At June 30, 2011, residential and commercial construction loans represented 0.2% of our loan portfolio.  At June 30, 2011, the unadvanced portion of these construction loans totaled $112,000.

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

At June 30, 2011, there was only one residential construction loan commitment for $156,000 of which $44,000 was outstanding. This loan was performing according to its terms at June 30, 2011. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans.

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

Commercial Loans. We make commercial business loans primarily in our market area to a variety of small businesses, professionals and sole proprietorships.  Our commercial business loan portfolio has grown from $1.3 million at December 31, 2005 to $4.5 million at June 30, 2011.  At June 30, 2011, commercial business loans represented 6.6% of our loan portfolio.

Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit of 15% of unimpaired capital, which at June 30, 2011 was $1 million.  Commercial loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. Commercial loans are made with either adjustable or fixed rates of interest. Adjustable rate loans are based on the Prime Rate, as published in The Wall Street Journal, plus a margin.  The rate adjusts monthly from the outset of the loan.  Our adjustable rate commercial business loans amortize over terms up to 15 years and may carry prepayment penalties. Fixed rate commercial loans are set at percentage above either the corresponding Federal Home Loan Bank borrowing rate or the Prime Rate.

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

At June 30, 2011, our largest commercial loan was a $752,000 loan to a public accounting firm located in Scarborough, Maine.  This loan is secured by business assets and 90% is guaranteed by the Small Business Association (SBA).  This loan was performing according to its terms at June 30, 2011.

Consumer Loans. We offer a limited range of consumer loans, primarily to our customers residing in our primary market area.  Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans.  As of June 30, 2011, these loans totaled $897,000, or 1.3% of our loan portfolio.

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

Generally, we sell a portion of the fixed-rate one- to four-family mortgages that we originate to the Federal Home Loan Bank of Boston.  We generally make decisions regarding the amount of loans that we wish to sell based on an evaluation of asset/liability position and similar factors.  See “Management’s Discussion and Analysis of Financial Condition and Operating Results – Management of Market Risk.”  During the fiscal years 2011 and 2010, we sold $2.2 million and $2.6 million, respectively, of fixed-rate one-to-four family mortgage loans to the Federal Home Loan Bank of Boston.  We retained servicing on all of those loans. At June 30, 2011, we serviced $9.8 million of mortgage loans that were sold by us to the Federal Home Loan Bank of Boston.

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

Loans to One Borrower.  The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation generally, with certain exceptions, to 15% of our unimpaired capital and reserves. At June 30, 2011, our largest relationship exposure was $802,000 with a public accounting firm, secured by business assets and personal real estate. This relationship includes an individual loan balance of $752,000 of which 90% ($677,000) is guaranteed by the Small Business Association (SBA).  This loan was performing according to its terms at June 30, 2011.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 days.

Loan Maturity.  The following table sets forth certain information at June 30, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated.  The table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans, loans having no stated repayment schedule, and overdraft loans are reported as being due in one year or less.

	Mortgage loans
	One- to four-family residential		Commercial		Construction		Home Equity Loans and Lines of Credit		Undisbursed portion of construction loan		Commercial		Consumer		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average		Average		Weighted
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Average Rate
Due
Within 1 year	$-	0.00%	$-	0.00%	$156,000	5.00%	$21,361	6.22%	$(112,094)	5.00%	$2,112,539	4.49%	$44,017	5.76%	$2,221,823	4.54%
After 1 year through 3 years	259,454	6.30%	610,166	5.81%	-	0.00%	642,221	5.13%	-	0.00%	860,903	6.87%	369,612	7.48%	2,742,356	6.25%
After 3 years through 5 years	682,580	6.61%	1,993,729	6.04%	-	0.00%	211,328	5.88%	-	0.00%	702,377	6.26%	232,154	6.07%	3,822,168	6.18%
After 5 years through 10 years	5,020,012	6.51%	6,424,889	6.96%	-	0.00%	1,920,282	6.17%	-	0.00%	752,339	6.00%	106,080	8.39%	14,223,602	6.65%
After 10 years through 15 years	4,283,771	5.69%	1,221,322	5.76%	-	0.00%	3,350,043	6.17%	-	0.00%	-	0.00%	79,610	7.44%	8,934,746	5.90%
After 15 years	30,302,775	5.44%	1,059,576	6.30%	-	0.00%	4,996,650	3.76%	-	0.00%	56,699	5.71%	65,547	9.92%	36,481,247	5.24%

Total	$40,548,592	5.62%	$11,309,681	6.54%	$156,000	5.00%	$11,141,885	5.02%	$(112,094)	5.00%	$4,484,857	5.49%	$897,020	7.31%	$68,425,942	5.69%

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

Delinquency Procedures. Management performs a monthly review of all delinquent loans.  The actions taken with respect to delinquencies vary depending upon the nature of the delinquent loans and the period of delinquency.  When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. A late notice is generated and is sent to all mortgage loans 15 days delinquent and to all consumer loans 15 days delinquent. The borrower is contacted by the collections officer between 30 and 45 days after the due date of all loans. Another late notice along with any required demand letters as set forth in the loan contract are sent up to 90 days after the due date. Additional written and verbal contacts may be made with the borrower between 60 and 90 days after the due date.  If the delinquency is not cured by the 91st day, the customer is normally provided 30 days written notice that the account will be referred to counsel for collection and foreclosure, if necessary. If it becomes necessary to foreclose, the property is sold at public sale and we may bid on the property to protect our interest. The decision to foreclose is made by our Executive Vice President and Senior Loan Officer.

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

	At June 30,
	2011	2010
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans	$138	$457
Commercial loans	328	91
Consumer loans	2	3
Total non-accrual loans	$468	$551

Loans greater than 90 days delinquent and still accruing:
Mortgage loans	$-	$-
Commercial loans	-	-
Consumer loans	-	-
Total loans greater than 90 days delinquent and still accruing:	$-	$-

Other real estate owned	$1,220	$731
Total non-performing assets	$1,908	$1,282

Ratios:
Non-performing assets to total loans	2.79%	1.84%
Non-performing assets to total assets	2.45%	1.59%

Interest income of $37,866 would have been recorded for fiscal year 2011 had our non-accruing loans been current in accordance with their original terms and we recorded interest income of $24,492.

Delinquent Loans.  The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At June 30,
	2011			2010
			Over 90			Over 90
	30-59 days	60-89 days	days past	30-59 days	60-89 days	days past
	past due	past due	due	past due	past due	due
	(Dollars in Thousands)
Mortgage Loans:
One- to four-family residential	$621	$220	$138	$395	$337	$425
Commercial	203	83	271	110	46	-
Construction	-	-	-	-	-	-
Equity lines of credit	12	85	-	171	-	32
Undisbursed portion of construction loan	-	-	-	-	-	-
Commercial loans	19	-	-	-	-	91
Consumer loans	94	-	2	6	-	3

Total:	$949	$388	$411	$682	$383	$551

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

The aggregate amount of our classified assets at the dates indicated were as follows:

	At June 30,
	2011	2010
	(Dollars in Thousands)
Special Mention	$1,568	$1,400
Substandard	836	324
Doubtful	834	303
Loss	59	3
Total Classified Assets	$3,297	$2,030

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.  The following is a summary of information pertaining to impaired loans as of June 30, 2011 and 2010:

	2011	2010
Impaired loans without a valuation allowance	$-	$516,137
Impaired loans with a valuation allowance	892,914	372,307
Total impaired loans	$892,914	$888,444

Valuation allowance allocated to impaired loans	$214,080	$43,368

Average investment in impaired loans	$894,628	$335,440

The Office of the Comptroller of the Currency (“OCC”) which effective July 21, 2011 succeeded the Office of Thrift Supervision as our primary federal regulator, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OCC may require us to make additional provisions for loan losses based on their judgments of information available to them at the time of their examination.

At June 30, 2011, our allowance for loan losses represented 1.33% of total gross loans, an increase from 0.71% at June 30, 2010.  The allowance for loan losses increased by $415,000 from June 30, 2010 to June 30, 2011, due primarily to a provision for loan loss of $567,000 and recoveries of $4,000, offset by charge-offs of $156,000.  The decision to increase the allowance from June 30, 2010 to June 30, 2011 reflected an increase in classified loans and the change in the mixture of loans in our portfolio.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	For the Years Ended June 30,
	2011	2010
	(Dollars in Thousands)
Balance at beginning of period	$492	$385

Charge-offs:
Mortgage loans:
One- to four-family residential	(15)	-
Commercial	(93)	-
Construction		-
Equity lines of credit		-
Undisbursed portion of construction loan		-
Commercial loans	(42)	-
Consumer loans	(6)	(2)
Total charge-offs	(156)	(2)

Recoveries:
Mortgage loans:
One- to four-family residential	-	-
Commercial	-	-
Construction	-	-
Equity lines of credit	-	-
Undisbursed portion of construction loan	-	-
Commercial loans	2	-
Consumer loans	2	-
Total recoveries	4	-

Net charge-offs	(152)	(2)
Provision for loan loss	567	109

Balance at end of period	$907	$492

Ratios:
Net charge-offs to average loans outstanding	0.222%	0.003%
Allowance for loan losses to non-performing loans at end of year	220.53%	38.38%
Allowance for loan losses to total loans at end of year	1.33%	0.71%

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

	At June 30,
	(Dollars in Thousands)
	2011			2010
			% of Loans			% of Loans
	Allowance	Loan	in each	Allowance	Loan	in each
	for Loan	Balance by	Category to	for Loan	Balance by	Category to
	Losses	Category	Total Loans	Losses	Category	Total Loans
Mortgage loans:
One- to four-family residential	$311	$46,658	68.3%	$203	$36,325	52.5%
Commercial	246	11,263	16.5%	157	15,082	21.7%
Construction	-	156	0.2%	3	410	0.6%
Equity lines of credit & loans	17	4,956	7.3%	56	11,436	16.5%
Undisbursed portion of construction loan	-	(112)	-0.2%	(1)	(97)	-0.1%
Subtotal	574	62,921	92.1%	418	63,156	91.2%

Commercial loans	167	4,485	6.6%	66	5,267	7.4%
Consumer loans	13	897	1.3%	8	952	1.4%
Unallocated Reserve	153	-	-	-	-	-

Total loans	$907	$68,303	100.0%	$492	$69,375	100.0%

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

At June 30, 2011, our available for sale investment portfolio totaled $1.1 million, or 1.4% of total assets.  Our securities held to maturity totaled $972,000, or 1.2% of total assets.  We also held $495,000 in certificates of deposit and $1.3 million in Federal Home Loan Bank of Boston stock at June 30, 2011.  Our available for sale investment portfolio at June 30, 2011, at amortized cost, consisted of $1 million in corporate debt obligations, $77,000 of mortgage-backed securities and $10,000 of corporate common stock.  The entire securities held to maturity consist of municipal bonds.

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

The following table sets forth certain information regarding the amortized cost and market values of our securities at the dates indicated:

	June 30, 2011				June 30, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Securities available for sale
Corporate bonds and other obligations	$1,015,749	$4,073	$(7,500)	$1,012,322	$982,415	$13,366	$(15,640)	$980,141
FNMA mortgage-backed securities	77,244	2,812	(1,030)	79,026	118,017	3,499	-	121,516
U.S. Government sponsored enterprise securities	2	675	-	677	2	848	-	850
Corporate common stock	10,000	-	-	10,000	10,000	-	-	10,000
Total	$1,102,995	$7,560	$(8,530)	$1,102,025	$1,110,434	$17,713	$(15,640)	$1,112,507

Securities held to maturity
Municipal bonds	$971,984	$7,800	$(8,878)	$970,906	$-	$-	$-	$-
Total	$971,984	$7,800	$(8,878)	$970,906	$-	$-	$-	$-

As of June 30, 2011, Auburn Savings Bank did not own any securities from any single issuer where the aggregate book value exceeds 10% of stockholders’ equity.

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Bank’s debt securities portfolio at June 30, 2011. In the case of mortgage-backed securities, this table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain of these securities to reprice prior to their contractual maturity:

	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	(Dollars in Thousands)

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Corporate bonds and other obligations	$766	1.27%	$250	3.35%	$-	-	$-	-	$1,016	1.78%
Municipal bonds	-	0.00%	-	0.00%	-	-	972	3.67%	972	3.67%
Mortgage-backed securities	-	0.00%	13	4.26%	64	3.826%	-	-	77	3.90%
Total debt securities	$766		$263		$64		$972		$2,065

As of June 30, 2011, Auburn Savings Bank did not have any interest-bearing assets that would be classified as non-accrual or past due if they were loans.

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

The following table sets forth certain information relative to the composition of our average deposit accounts and the weighted average interest rate on each category of deposits:

	Years Ended June 30,
	2011			2010

			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$3,231	5.86%	0.04%	$3,261	6.31%	0.05%
Savings deposits	4,274	7.76%	0.46%	3,709	7.17%	0.87%
Money Market	12,872	23.36%	0.70%	12,855	24.85%	1.12%
NOW accounts	2,999	5.44%	0.47%	2,600	5.03%	0.73%
Total transaction accounts	23,376	42.42%	0.53%	22,425	43.36%	0.88%
Certificates of deposit	31,735	57.58%	1.87%	29,299	56.64%	2.35%
Total deposits	$55,111	100.00%	1.30%	$51,724	100.00%	1.72%

As of June 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $12.2 million. The following table sets forth the maturity of those certificates as of June 30, 2011:

At June 30, 2011
(Dollars in Thousands)

Three months or less	$1,425
Over three months through six months	1,192
Over six months through one year	2,995
Over one year through three years	5,163
Over three years	1,393

Total	$12,168

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

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated:

	At or For the Fiscal Years Ended June 30,
	2011		2010
	(Dollars in Thousands)

	Long-Term	Short-Term	Long-Term	Short-Term
	Borrowings	Borrowings(1)	Borrowings	Borrowings(1)

Balance at end of year	$17,634	$-	$18,431	$-
Average balance during year	$18,951	$-	$18,055	$362
Maximum outstanding at any month end	$19,894	$-	$17,800	$3,500
Weighted average interest rate at end of year	2.82%	-	3.11%	-
Average interest rate during year	2.95%	-	3.71%	0.29%

(1) Represents short-term borrowings of less than one year.

Regulation and Supervision

As previously disclosed in a Current Report on Form 8-K filed with the SEC on January 31, 2011 (the “Form 8-K”), on January 26, 2011, the Bank entered into a Memorandum of Understanding (the “Bank MOU”) with the OTS, our former principal federal banking regulator.  On that same date, the Company and the mutual holding company parent, Auburn Bancorp, MHC (collectively, the “Holding Companies”), jointly entered into a separate Memorandum of Understanding (the “Holding Company MOU”) with the OTS.

The Bank MOU and the Holding Company MOU (collectively, the “MOUs”) require the Bank and the Holding Companies to take certain measures to improve their safety and soundness.  The following description of the MOUs is qualified in its entirety by reference thereto, copies of which are attached to the Form 8-K as Exhibits 10.1 and 10.2.  The MOUs impose no fines or penalties upon the Bank or the Holding Companies.

Under the Bank MOU, the Bank has agreed, among other things, to:

(i)
develop and implement a Business Plan/Risk Reduction Plan that, among other things, (1) establishes projected capital levels sufficient to support the Bank’s existing and prospective risk profile and comply with the requirements in the Bank MOU to reduce concentrations in classified assets, criticized assets and higher risk loans; (2) contains a detailed discussion of the Bank’s plan to limit higher risk activities; (3) realistically assesses and recognizes increased operating expenses related to staffing and establishing compliance with the Bank MOU; (4) includes a prohibition against materially deviating from the Plan without the prior non-objection of the OTS; and (5) includes a detailed budget;

(ii)	develop and implement a written program to reduce and control concentration risk;

(iii)	obtain the non-objection of the OTS before making any additional commercial real estate loans or commercial and industrial loans;

(iv)	make certain revisions to its loan underwriting, appraisal, and credit administration policies and procedures;

(v)	develop and implement a revised internal loan review program;

(vi)	develop and implement a revised Allowance for Loan and Lease Losses (“ALLL”) Policy;

(vii)	develop and implement Real Estate Owned (“REO”) policies and procedures consistent with regulatory requirements;

(viii)	develop and implement a plan to reduce criticized assets;

(ix)	not increase its brokered deposits without the prior non-objection of the OTS; and

(x)	hold board of directors meetings, and record minutes from such meetings, that are separate from those of the Holding Companies.

Under the Holding Company MOU, the Holding Companies have agreed, among other things, to:

(i)
develop and implement a financial plan designed to: (1) support the Bank in complying with all applicable laws, rules and regulations and the terms and conditions of the Bank MOU;  (2) cause the Holding Companies to maintain a capital position that is commensurate with their risk profiles and  minimize their dependency on capital distributions from the Bank; and (3) address the Holding Companies’ cash flow needs;

(ii)	not incur any debt without the prior non-objection of the OTS;

(iii)	not make any capital distributions without the prior non-objection of the OTS;

(iv)	conduct an analysis of the allocation of expenses between the Holding Companies and the Bank; and

(v)	hold board of directors meetings, and record minutes from such meetings, that are separate from those of the Bank.

General

As savings and loan holding companies, Auburn Bancorp, MHC and Auburn Bancorp, Inc. are required by federal law to report to, and otherwise comply with the rules and regulations of, the Board of Governors of the Federal Reserve Board (“FRB”).

The Bank is examined, regulated and supervised by the Office of Comptroller of the Currency (“OCC”) and is subject to examination by the FDIC.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund, the banking system and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  The Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.  The Bank also is currently regulated to a lesser extent by the Federal Reserve Board governing reserves to be maintained against deposits and other matters.  The OCC examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.  The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

The Dodd-Frank Act and the extensive new regulations implementing the Act, will significantly affect our business and operating results, and any future laws or regulations, whether enacted by Congress or implemented by the FDIC, the OCC or the Federal Reserve Board, could have a material adverse impact on Auburn Bancorp, MHC, Auburn Bancorp, Inc. and the Bank.

Set forth below is a brief description of certain regulatory requirements applicable to Auburn Bancorp, MHC, Auburn Bancorp, Inc. and the Bank.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Auburn Bancorp, Inc. and the Bank.

New Federal Legislation

The Dodd-Frank Act has significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and require the Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including mutual holding companies, like Auburn Bancorp, Inc. and Auburn Bancorp, MHC, in addition to bank holding companies that it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like Auburn Bancorp, Inc. and Auburn Bancorp, MHC.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”  Moreover, Auburn Bancorp, MHC will require the approval of the Federal Reserve Board before it may waive the receipt of any dividends from Auburn Bancorp, Inc., and there is no assurance that the Federal Reserve Board will approve future dividend waivers or what conditions it may impose on such waivers.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

Regulation of Federal Savings Associations.

Capital Requirements. The applicable capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OCC regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2010, the Bank exceeded each of these capital requirements.

Prompt Corrective Regulatory Action. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OCC within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a savings institution fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard. The Bank has not received any notice from the OCC that it has failed to meet any standard prescribed by the guidelines.

Limitation on Capital Distributions. OCC regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the OCC of the capital distribution if, like the Bank, it is a subsidiary of a holding company. If the Bank’s capital were ever to fall below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

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

Asset Composition Limits. Some of the types of loans and other investments in which a federal savings institution, such as the Bank, may invest, sell or otherwise deal are limited to a percentage of the savings institution’s assets or capital under federal law. For example, the amount of commercial non-real estate loans in which the Bank may invest or sell is limited to up to 20% of assets, with the amount over 10% of assets limited to small business loans only, the amount of nonresidential real property loans is limited to 400% of the savings institution’s capital, unless the OCC permits them to exceed this limit, investments in tangible personal property are limited to 10% of assets and other loans for personal, family or household purposes are limited to between 30 and 35% of assets.  Some other loans or investments are limited to five percent of the savings institution’s assets, including community development investments, and construction loans without security, among others, in which the Bank, as a federal savings institution, may invest or sell are all limited to a percentage of their assets fixed by statute.

Grandfathering.  Federal law permits a federal savings bank formerly chartered or designated as a mutual savings bank under state law, such as the Bank, which converted from a Maine-state chartered savings institution to a federal savings institution in July 2006, to continue to exercise any authority it was authorized to exercise as a mutual savings bank under state law at the time of its conversion from a state mutual savings bank to a Federal charter. Unless otherwise determined by the OCC, a savings association, in the exercise of this grandfathered authority, may continue to follow applicable state laws and regulations in effect at the time of its conversion.  A Federal savings association may also enjoy grandfathered rights under the Maine state law that were available only upon the occurrence of specific preconditions, such as the attainment of a particular future date or specified level of regulatory capital, which had not occurred at the time of conversion from a state mutual savings bank, provided they occur thereafter.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2011 of $1,251,700.

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

Holding Company Regulation.

General. The Company and the MHC are savings and loan holding companies within the meaning of federal law. As such, they are subject to FRB regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the FRB has enforcement authority over the Company and the MHC and any non-savings institution subsidiaries they may have in the future. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and FRB regulations, a mutual holding company, such as the MHC, may generally engage in the following activities: (1) investing in the stock of a savings institution; (2) acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company and (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings institution. In some circumstances, a savings and loan holding company, such as the MHC, may also engage in activities approved by the Federal Reserve Board for a bank holding company under Section 4(c) of the Bank Holding Company Act (other than activities begun by an acquisition, in whole or in part, of a going concern) if previously approved by Office of Thrift Supervision or if the savings and loan holding company receives a rating of “satisfactory” or above prior to January 1, 2008, or a composite rating of “1” or “2” thereafter, in its most recent examination and is not in a troubled condition.  In certain circumstances, a mutual holding company, such as the MHC, may also engage in activities permitted for financial holding companies, including certain insurance and securities activities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the FRB. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. Federal regulations govern the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. The Bank has adopted this form of organization. The Company is the stock holding company subsidiary of the MHC. The Company is permitted to engage in activities that are permitted for the MHC subject to the same restrictions and conditions.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Dividends.  The FRB has issued a policy statement regarding the payment of dividends by bank holding companies that is expected to apply to savings and loan holding companies as well.  In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  FRB guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of Auburn Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Waivers of Dividends by Auburn Bancorp, MHC. Federal regulations require Auburn Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Auburn Bancorp, Inc.  The Office of Thrift Supervision, the previous regulator for Auburn Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution.  The FRB has recently issued an interim final rule providing that, pursuant to a Dodd-Frank Act grandfathering provision, it may not object to dividend waivers under similar circumstances, but adding the requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived.  The FRB has typically not allowed dividend waivers by mutual bank holding companies and, therefore, the ability of Auburn Bancorp, MHC to waive dividends for in the future is uncertain.

Conversion of the MHC to Stock Form. Regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction a new holding company would be formed as the successor to the Company, the MHC’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than the MHC own the same percentage of common stock in the new holding company as they owned in the Company immediately before conversion. The total number of shares held by stockholders other than the MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the FRB. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Personnel

As of June 30, 2011, we had 16 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Item 4.  [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Performance by Quarter*

	Fiscal Year 2011

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Bid Price *
High	$7.15	$6.80	$7.25	$8.00
Low	6.65	6.30	6.80	7.05

	Fiscal Year 2010

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Bid Price *
High	$7.05	$8.50	$7.50	$7.50
Low	6.75	7.25	6.30	6.50

*There is no established public trading market for the Company’s common stock.  Trade price  information is based on high and low bid prices reported in the OTC Bulletin Board, and may not represent all trades effected during the relevant periods.

Shares of the Company’s common stock are traded on the OTC Bulletin Board under the symbol “ABBB”.

The Company had approximately 128 holders of record as of September 27, 2011.  Certain shares of the Company’s common stock are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company currently is not paying cash dividends on its common stock.

Equity Compensation Plans.  Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders.  The following table sets forth information with respect to the Company’s equity compensation plans effective June 30, 2011.

	Number of securities to	Weighted average	Number of securities
	be issured upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issurance under
	warrants and rights	warrants and rights	equity compensation plan

2009 Equity Incentive Plan (approved by stockholders on November 17, 2009)	-	NA	7,398

Equity Incentive Compensation Plans not approved by security holders	-	NA	NA

Total	-	NA	7,398

The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2011.

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

Income.  Our primary source of income is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  Changes in levels of interest rates affect our net interest income.  The narrowing of the spread in recent years between the interest we earn on loans and investments and the interest we pay on deposits has negatively affected our net interest income. A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services.  The majority of our non-interest income generally comes from loan service charges and service charges on deposit accounts.

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

Securities.  The Company’s investment securities are classified into two categories: securities available for sale and securities held to maturity. Investment securities available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss.  Debt securities which the Company has the positive intent and ability to hold to maturity, specifically  the Company’s municipal bond holdings,  are classified as held to maturity and reported at amortized cost.

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

Continue to use conservative underwriting practices to maintain the high quality of our loan portfolio.  We believe that maintaining high asset quality is a key to long-term financial success. We have sought to grow our loan portfolio while keeping nonperforming assets to a minimum. We use underwriting standards that we believe are conservative, and we diligently monitor collection efforts. At June 30, 2011, we had four non-performing loans totaling approximately $411,000 in our total loan portfolio. We have nine real estate and two commercial real estate owned and in process of foreclosure totaling $1,081,000 and $138,000, respectively.  Although we intend to continue our efforts to originate commercial and multi-family loans, we intend to maintain our philosophy of managing loan exposure through our conservative approach to lending.

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

Continuing to maintain strong commercial real estate and commercial business loan portfolios.  We intend to continue to focus on maintaining strong commercial real estate and commercial business loans.  These loans provide higher returns than loans secured by one- to four-family real estate.  Commercial real estate and commercial business loans, however, involve a greater degree of credit risk than one- to four-family residential mortgage loans.  Because payments on these loans are often dependent on the successful operation or management of the properties or business, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  Commercial loans, including both commercial real estate and commercial business loans, decreased $4.6 million, or 22.6%, from June 30, 2010 to June 30, 2011 and at June 30, 2011 comprised approximately 23.1% of total loans. In the future, as commercial development of industrial parks, new office space and retail shopping areas in Lewiston and Auburn creates new jobs and supports new and existing small businesses, we anticipate that there will be many commercial real estate and commercial business loan opportunities that we may pursue with a prudent balance sheet management strategy and with what we believe are our conservative underwriting guidelines. We believe that our customer service in the commercial loan area will distinguish us from the larger banks that operate in this area.

Continue to emphasize the origination of one- to four-family residential real estate lending.  Our primary lending activity is the origination of residential real estate loans secured by homes in our market area. We intend to continue emphasizing the origination of residential real estate loans.  At June 30, 2011, 59.3% of our total loans were one- to four-family residential real estate loans. We believe our emphasis on residential real estate lending, which carries a lower credit risk than commercial and multi-family real estate lending, contributes to our high asset quality.

Comparison of Financial Condition at June 30, 2011 and June 30, 2010

  Total Assets. Total assets decreased by $2.7 million, or 3.3%, from $80.6 million at June 30, 2010 to $77.9 million at June 30, 2011. This decrease in total assets resulted largely from decreases in the cash and cash equivalents and loans.

  Cash and Cash Equivalents. Cash and correspondent bank balances decreased by $2.2 million, or 41.2%, from $5.3 million at June 30, 2010 to $3.1 million at June 30, 2011.  This decrease was largely the result of the decrease in deposits.

Certificates of deposit.  Certificate of deposit balances in other banks decreased by $350,000, or 41.4%, from $845,000 at June 30, 2010 to $495,000 at June 30, 2011.  This decrease was largely the result of management’s decision to re-invest in certificate of deposits which matured during the fiscal year.

Securities Available for Sale. The investment portfolio available for sale totaled $1.1 million at June 30, 2011, a decrease of $10,000, or 0.9% from June 30, 2010.  Mortgage-backed securities decreased $42,000, or 35.0%, and corporate bonds increased $32,000, or 3.3%.

Securities Held to Maturity. The investment portfolio held to maturity totaled $972,000 and $0 at June 30, 2011 and June 30, 2010, respectively.  This increase was a result of purchases of municipal bonds during the fiscal year ended June 20, 2011.

Net Loans. Net loans decreased $1.5 million, or 2.2%, from $68.9 million at June 30, 2010 to $67.4 million at June 30, 2011 as a result of a decrease in commercial real estate, commercial, construction, home equity and consumer loans.  Residential mortgage loans increased $4.1 million, or 11.3%.  Commercial real estate loans decreased $3.8 million, or 25.3%.  The changes were largely due to a reclassification of $4.2 million from commercial real estate to residential mortgage loans offset by new commercial real estate loans originated of $1.9 million in the first quarter of fiscal year June 30, 2011. Investor-owned one-to-four family residential mortgage loans were reclassified from commercial real estate to residential mortgage loans to be consistent with the regulatory reporting requirements.  Home equity loans decreased $295,000, or 2.6%.  Construction loans decreased $254,000, or 62.0%, due primarily to a net decrease in loan volume.  Commercial loans decreased $783,000, or 14.9%, and consumer installment loans decreased $55,000, or 5.8%.

      Foreclosed Real Estate. Foreclosed real estate, net of allowance increased $515,000 from $681,000 at June 30, 2010 to $1.2 million at June 30, 2011.  This increase was due to the number of foreclosed real estate properties increasing from 6 at June 30, 2010 to 11 at June 30, 2011.

Deposits and Borrowed Funds. Deposits decreased $1.9 million, or 3.4% from $55.8 million at June 30, 2010 to $53.9 million at June 30, 2011.  Demand accounts decreased $485,000, or 15.6%, NOW accounts increased $319,000, or 11.0%, savings accounts increased $615,000, or 15.6%, money market accounts decreased $487,000, or 3.5%, and certificates of deposit decreased $1.9 million, or 5.8%.  The decrease in demand accounts resulted from a transfer of a substantial deposit relationship account swept to a money market account.  Even with this transfer, an overall decrease was shown in money market accounts, resulting from a large withdrawal upon the death of a customer with a substantial deposit relationship.  The majority of the decrease in certificates of deposit resulted from a $1 million withdrawal from a certificate which matured in fiscal year June 30, 2011.

Total borrowings from the Federal Home Loan Bank of Boston decreased $796,000, or 4.3%, from $18.4 million at June 30, 2010 to $17.6 million at June 30, 2011. This decrease was due to paydowns of advance maturities.

Total Stockholders’ Equity.  Total equity increased $70,000, or 1.2% to $6.1 million at June 30, 2011, from $6.0 million at June 30, 2010, primarily as a result of the net income of $65,000.

Comparison of Operating Results for the Years Ended June 30, 2011 and June 30, 2010

Net Income. Net income decreased $43,000, or 40.4%, to $64,000 for the year ended June 30, 2011 compared to $108,000 for the year ended June 30, 2010. The decrease was primarily the net result of an increase in net interest income of $312,000 and an increase in non-interest income of $301,000, offset by an increase in non-interest expenses of $128,000 and an increase in the provision for loan losses of $458,000.

Net Interest Income. The tables on pages 7 and 8 set forth the components of our net interest income, yields on interest-earning assets and interest-bearing liabilities, and the effect on net interest income arising from changes in volume and rate. Net interest income increased $312,000, or 12.7%, from $2.5 million for the year ended June 30, 2010 to $2.8 million for the year ended June 30, 2011.

The increase in volume of interest-earning assets increased interest income by $188,000, while the increase in the volume of interest-bearing liabilities increased interest expense by $53,000. The changes in volume had the effect of increasing net interest income by $135,000. Net interest margin increased from 3.38% for the year ended June 30, 2010 to 3.68% for the year ended June 30, 2011.

Interest and Dividend Income. Total interest and dividend income increased from $4.14 million for the year ended June 30, 2010 to $4.18 million for the year ended June 30, 2011. This increase of $41,000, or 1.0%, was due primarily to an increase in interest income on fixed-rate residential loans, although total interest-earning assets decreased from $75.8 million for the year ended June 30, 2010 to $72.9 million for the year ended June 30, 2011. Interest income on loans increased overall by $90,000, or 2.2%, interest income on securities and interest-bearing deposits decreased by $51,000, or 50.7%, and dividends on Federal Home Loan Bank stock increased from $0 for the year ended June 30, 2010 to $2,000 for the year ended June 30, 2011.

Interest Expense. Interest expense decreased by $271,000, or 16.1%, from $1.7 million for the year ended June 30, 2010 to $1.4 million for the year ended June 30, 2011.  While average deposit balances increased $3.4 million, average rates decreased from 2.07% to 1.63% due to increases in balances with lower cost of funds as well as the lower market interest rate environment generally.   Average borrowings decreased $400,000 from $19.3 million to $18.9 million and the average rate on borrowings decreased from 3.51% to 2.99%.

   Provision for Loan Losses.  The Company’s provision for loan losses was $567,000 and $109,000 for the fiscal years ended June 30, 2011 and 2010, respectively.  There was an increase in valuation reserves of $415,000, or 84.3% from June 30, 2010 to June 30, 2011, due largely to the current economic conditions, including declining real estate values and loan performance challenges across all segments of the loan portfolio. The Bank has completed a comprehensive review of the loan portfolio and related allowance for loan losses, and has increased its allowance for loan losses to $907,000 at June 30, 2011 which now represents 1.33% of total loans, compared to an allowance of $492,000, representing 0.71% of total loans at June 30, 2010.  Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income increased from $93,000 for the year ended June 30, 2010 to $301,000 for the year ended June 30, 2011. The increase was a result of having recognized no other than temporary impairment of investment securities for the fiscal year ended June 30, 2011 compared to a $126,000 loss for the fiscal year ended June 30, 2010.

Non-interest Expense. Non-interest expense increased $128,000, or 5.6%, to $2.4 million for the year ended June 30, 2011 as compared to $2.3 million for the year ended June 30, 2010. The increase was due to an $81,000 increase in consulting expenses as a result of additional loan review, policy development and executive search expense, a $40,000 increase in salaries and benefits which was partially offset by a $93,000 reduction in the net provision for losses on foreclosed real estate.

In addition, other operating expenses increased $129,000 resulting from an increase of $42,000 on losses on other assets, an increase of $31,000 in other real estate owned expense, an increase of $39,000 in accounting expense and an increase of $17,000 in loan related costs.

Income Taxes.  Income tax expense was $32,000 for the year ended June 30, 2011, reflecting an effective tax rate of 33.4%, compared to $53,000 for the year ended June 30, 2010, reflecting an effective tax rate of 33.1%.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

The tables on pages 38 and 39 set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  All average balances are daily average balances.  The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.  We do not accrue interest on loans in non-accrual status, however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	Fiscal Years Ended June 30,

	2011			2010
	Average			Average
	Outstanding			Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$69,528	$4,128	5.94%	$66,522	$4,038	6.07%
Investment securities (1)	1,690	43	2.54%	931	39	4.14%
Federal Home Loan Bank stock	1,252	2	0.16%	1,231	-	0.00%
Interest-earning deposits	2,750	7	0.25%	3,972	62	1.57%
Total interest-earning assets	75,220	4,180	5.56%	72,656	4,139	5.70%
Non-interest-earning assets	5,220			4,639
Total assets	80,440			77,295

Interest-bearing liabilities:
Savings deposits	$4,274	$24	0.56%	$3,709	$33	0.88%
NOW accounts	2,999	17	0.57%	2,600	20	0.76%
Money market accounts	12,872	105	0.82%	12,855	179	1.39%
Certificate of deposit	31,735	701	2.21%	29,299	773	2.64%
Total interest bearing deposits	51,880	847	1.63%	48,463	1,005	2.07%
FHLB advances	18,873	564	2.99%	19,304	677	3.51%
Total interest-bearing liabilities	70,753	1,411	1.99%	67,767	1,682	2.48%

Non-interest-bearing liabilities:
Demand deposits	3,231			3,261
Other non-interest bearing liabilities	230			223
Total liabilities	74,214			71,251
Retained earnings	6,226			6,044
Total liabilities and capital	80,440			77,295

Net interest income		$2,769			$2,457
Net interest rate spread (2)			3.57%			3.21%
Net interest earning assets (3)	$4,467			$4,889
Net interest margin (4)			3.68%			3.38%
Average of interest earning assets to interest bearing liabilities	106.31%			107.21%

(1)	Consists of taxable investment securities and eight municipal bonds. The municipal bonds are presented on a fully taxable basis as the tax equivalent adjustments are not material to the yield.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Fiscal Years Ended June 30, 2011 vs. 2010

	Increase (Decrease) Due to
			Net
			Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$180	$(90)	$90
Investment securities	23	(19)	4
Federal Home Loan Bank stock	-	2	2
Interest earning deposits	(15)	(40)	(55)
Total interest-earning assets	$188	$(147)	$41

Interest-bearing liabilities:
Savings deposits	$4	$(13)	$(9)
NOW accounts	3	(6)	(3)
Money market accounts	-	(74)	(74)
Certificates of deposit	61	(133)	(72)
Total deposits	68	(226)	(158)
Federal Home Loan Bank of Boston advances	(15)	(98)	(113)
Total interest-bearing liabilities	$53	$(324)	$(271)
Change in net interest income	$135	$177	$312

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

 Net Portfolio Value Simulation Analysis. An important measure of interest risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides us with the information presented in the following table, which is based on information provided to the Office of Thrift Supervision by Auburn Savings Bank.  It presents the estimated changes in Auburn Savings Bank’s net portfolio value at June 30, 2011 that would occur upon the assumed instantaneous changes in interest rates based on Office of Thrift Supervision assumptions and without giving effect to any steps that management might take, within the parameters established by our asset/liability management committee, to counter the effect of such interest rate changes.  The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings banks.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios.

				NPV as a Percentage of
	Net Portfolio Value			Present Value of Assets
					Increase
					(Decrease)
Change in Interest Rates			Percent	NPV	(basis
(basis points)	Amount	Change	Change	Ratio	points)
	(Dollars in Thousands)

+300	$7,129	$(1,338)	(16%)	9.13%	(119)
+200	7,982	(485)	(6%)	10.01%	(32)
+100	8,404	(63)	(1%)	10.37%	5
+50	8,502	35	0%	10.42%	10
0	8,467	0	0%	10.33%	0
-50	8,304	(163)	(2%)	10.09%	(23)
-100	8,352	(115)	(1%)	10.11%	(22)

As indicated in the table above, the result of a 100 basis point increase in interest rates is estimated to decrease net portfolio value by 1%, 6% for a 200 basis point increase and 16% for a 300 basis point increase over a 12-month horizon, when compared to the flat rate scenario. There is a 1% decrease in net portfolio value from the flat rate scenario to a 100 basis point decrease in interest rates.   Inherent in these estimates is the assumption that interest rates on interest bearing liabilities would change in direct proportion to changes in the U.S. Treasury yield curve. In all simulations, the lowest possible interest rate would be zero.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $3.1 million, including interest-earning deposits of $1.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.1 million at June 30, 2011.  On June 30, 2011, we had $17.6 million of outstanding borrowings from the Federal Home Loan Bank of Boston, and the ability to borrow an additional $4.1 million from the Federal Home Loan Bank of Boston.

At June 30, 2011, we had $173,000 in loan commitments outstanding and $4.2 million in unused lines of credit, letters of credit and unadvanced portions of construction loans.

Certificates of deposit due within one year of June 30, 2011 totaled $14.7 million, or 27.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.

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

               Capital Management. We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, Auburn Savings Bank exceeded all of its regulatory capital requirements. Auburn Savings Bank is considered “well-capitalized” under regulatory guidelines. See “Regulation and Supervision — Regulation of Federal Savings Associations — Capital Requirements,” and Note 12 to the Financial Statements attached hereto.

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

Impact of Recent Accounting Standards

In January 2010, the Financial Accounting Standard Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for the Company with the reporting period beginning July 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance does not have a material effect on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides guidance on determining whether a restructuring of a receivable meets the criteria to be considered a Troubled Debt Restructuring (TDR).  The new guidance is required to be adopted for the first interim or annual reporting period beginning after June 15, 2011, and is to be applied retrospectively to the beginning of the annual reporting period of adoption.  Early adoption is permitted.  The Company intends to adopt the provisions of this ASU when required, and is evaluating its potential impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is a result of joint efforts by the FASB and the International Accounting Standards Board (IASB) to develop a single, converged fair value framework for measuring fair value and for disclosing information about fair value measurements in accordance with accounting principals generally accepted in the United States of America (GAAP) and International Financial Reporting Standards (IFRSs).  This ASU is largely consistent with existing fair value measurement principles in GAAP; however, some of the components of this ASU could change how fair value measurement guidance in ASC 820, Fair Value Measurements and Disclosures, is applied.  This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which is January 1, 2012 for the Company, and should be applied retrospectively. Since the applicable provisions of ASU 2011-04 are disclosure-related, the Company’s adoption of this guidance is not expected to have an impact to its financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revises how entities present comprehensive income in their financial statements.  The ASU requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement that would include the components of other comprehensive income.  The ASU does not change the items that an entity must report in other comprehensive income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is July 1, 2012 for the Company, and should be applied retrospectively for all periods presented in the financial statements.  The Company has not yet decided which statement format it will adopt.

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2011 is effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated by reference herein from the Company’s definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders of the Company (the “Proxy Statement”).

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

Auburn Bancorp, Inc.
(Registrant)

Date: September 27, 2011	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Allen T. Sterling	President and Chief Executive Officer	September 27, 2011
Allen T. Sterling

/s/ Rachel A. Haines	Principal Financial Officer	September 27, 2011
Rachel A. Haines

/s/ Claire D. Thompson	Director	September 27, 2011
Claire D. Thompson

/s/ Philip R. St. Pierre	Director	September 27, 2011
Philip R. St. Pierre

/s/ Bonnie G. Adams	Director	September 27, 2011
Bonnie G. Adams

/s/ Thomas J. Dean	Director	September 27, 2011
Thomas J. Dean

/s/ Peter E. Chalke	Director	September 27, 2011
Peter E. Chalke

/s/ M. Kelly Matzen	Director	September 27, 2011
M. Kelly Matzen

/s/ Sharon A. Millett	Director	September 27, 2011
Sharon A. Millett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Auburn Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Auburn Bancorp, Inc and Subsidiary as of June 30, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn Bancorp, Inc. and Subsidiary as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Portland, Maine
September 27, 2011

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2011 and 2010

ASSETS
	2011	2010

Cash and due from banks	$1,457,220	$1,573,526
Interest-earning deposits	1,648,411	3,705,910
Total cash and cash equivalents	3,105,631	5,279,436

Certificates of deposit	495,000	845,000

Investment securities available for sale, at fair value	1,102,025	1,112,507

Investment securities held to maturity, fair value of $970,906 at June 30, 2011 and $0 at June 30, 2010	971,985	-

Federal Home Loan Bank stock, at cost	1,251,700	1,251,700

Loans	68,303,266	69,374,825
Less allowance for loan losses	(906,989)	(492,112)
Net loans	67,396,277	68,882,713

Property and equipment, net	1,799,455	1,852,414

Foreclosed real estate, net of allowance of $23,508 at June 30, 2011 and $50,333 at June 30, 2010	1,196,183	680,712

Accrued interest receivable
Investments	16,526	13,820
Mortgage-backed securities	363	573
Loans	265,563	263,353

Prepaid expenses and other assets	311,456	405,246

Total assets	$77,912,164	$80,587,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$53,876,926	$55,769,248
Federal Home Loan Bank advances	17,634,474	18,430,662
Accrued interest and other liabilities	280,552	337,611
Total liabilities	71,791,952	74,537,521

Commitments (Notes 8,9,10,12 and 13)

Stockholders’ Equity
Preferred Stock, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at June 30, 2011 and 2010	5,033	5,033
Additional paid-in-capital	1,465,501	1,468,928
Retained earnings	4,783,236	4,719,099
Accumulated other comprehensive income (loss)	(641)	1,368
Unearned compensation (ESOP shares)	(132,917)	(144,475)
Total stockholders’ equity	6,120,212	6,049,953

Total liabilities and stockholders’ equity	$77,912,164	$80,587,474

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended June 30, 2011 and 2010

	2011	2010
Interest and dividend income:
Interest on loans	$4,128,026	$4,038,078
Interest on investments and other interest-earning deposits	49,805	100,963
Dividends on Federal Home Loan Bank stock	1,903	-
Total interest and dividend income	4,179,734	4,139,041

Interest expense:
Interest on deposits and escrow accounts	846,913	1,004,758
Interest on Federal Home Loan Bank advances	564,094	677,439
Total interest expense	1,411,007	1,682,197

Net interest income	2,768,727	2,456,844

Provision for loan losses	566,942	109,195

Net interest income after provision for loan losses	2,201,785	2,347,649

Non-interest income:
Net gain on sales of loans	108,536	78,203
Net gain (loss) on sale of investment securities	23,145	(126,269)
Other non-interest income	169,735	140,572
Total non-interest income	301,416	92,506

Non-interest expenses:
Salaries and employee benefits	1,001,945	962,009
Occupancy expense	102,847	92,169
Depreciation	95,586	96,501
Federal deposit insurance premiums	121,677	142,414
Computer charges	176,141	174,724
Advertising expense	60,427	80,696
Consulting expense	130,541	48,805
Net provision for losses on foreclosed real estate	11,084	104,518
Other operating expenses	706,621	577,327
Total non-interest expenses	2,406,869	2,279,163

Income before income taxes	96,332	160,992

Income tax expense	32,195	53,363

Net income	$64,137	$107,629

Net income per common share	$0.13	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended June 30, 2011 and 2010

				Accumulated
				Other
		Additional Paid-	Retained	Comprehensive	Unearned
	Common Stock	in-Capital	Earnings	Income (Loss)	ESOP shares	Total

Balance, June 30, 2009	$5,033	$1,470,790	$4,611,470	$(26,225)	$(157,189)	$5,903,879
Comprehensive income
Net income	-	-	107,629	-	-	107,629
Other comprehensive income
Unrealized holding loss on securities, net of taxes of $(28,716)	-	-	-	(55,745)	-	(55,745)
Less reclassification adjustment for items included in net income, net of taxes of $42,931	-	-	-	83,338	-	83,338

Total comprehensive income	-	-	107,629	27,593	-	135,222

Common stock held by ESOP committed to be released (1,271 shares)	-	(1,862)	-	-	12,714	10,852

Balance, June 30, 2010	$5,033	$1,468,928	$4,719,099	$1,368	$(144,475)	$6,049,953

Comprehensive income
Net income	-	-	64,137	-	-	64,137
Other comprehensive loss
Unrealized holding gain on securities, net of taxes of $6,834	-	-	-	13,267	-	13,267
Less reclassification adjustment for items included in net income, net of taxes of $(7,869)	-	-	-	(15,276)	-	(15,276)

Total comprehensive income	-	-	64,137	(2,009)	-	62,128

Common stock held by ESOP committed to be released (1,156 shares)	-	(3,427)	-	-	11,558	8,131

Balance, June 30, 2011	$5,033	$1,465,501	$4,783,236	$(641)	$(132,917)	$6,120,212

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended June 30, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income	$64,137	$107,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,586	96,501
Net amortization (accretion) of discounts and premiums on investment securities	31,598	(1,682)
Provision for loan losses	566,942	109,195
Net provision for losses on foreclosed real estate	11,084	104,518
Deferred income tax benefit	(151,021)	(38,746)
Net loss (gain) on investment securities	(23,145)	126,269
Gain on sales of loans	(108,536)	(78,203)
Proceeds from sale of loans	2,337,395	2,671,142
Originations of loans sold	(2,245,000)	(2,604,191)
Loss on foreclosed real estate	33,598	-
ESOP compensation expense	8,131	10,852
Net (increase) decrease in prepaid expenses and other assets	93,790	(223,118)
Net decrease in accrued interest receivable	(4,706)	(733)
Net increase in accrued interest payable and other liabilities	94,997	84,332

Net cash provided by operating activities	804,850	363,765

Cash flows from investing activities:
Purchase of investment securities available for sale	(525,351)	(537,265)
Purchase of investment securities held to maturity	(971,925)	-
Proceeds from maturities, calls and principal paydowns on investment securities available for sale	524,276	800,499
Proceeds from sale of other real estate owned	221,958	105,360
Net change in certificates of deposit	350,000	3,607,000
Net decrease (increase) in loans to customers	153,524	(7,239,710)
Purchase of Federal Home Loan Bank stock	-	(104,700)
Capital expenditures	(42,627)	(41,038)

Net cash used in investing activities	(290,145)	(3,409,854)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	3,000,000	7,150,000
Repayment of advances from Federal Home Loan Bank	(3,650,000)	(5,869,338)
Net change in short-term borrowings	(146,188)	(3,000,000)
Net increase (decrease) in deposits	(1,892,322)	7,670,227

Net cash provided by (used in) financing activities	(2,688,510)	5,950,889

Net (decrease) increase in cash and cash equivalents	(2,173,805)	2,904,800

Cash and cash equivalents, beginning of year	5,279,436	2,374,636

Cash and cash equivalents, end of year	$3,105,631	$5,279,436

Supplementary cash flow information:
Cash paid during the year for:
Interest	$1,288,874	$1,695,431
Taxes	$93,886	$26,177
Transfer of loans to foreclosed real estate	$700,019	$448,172
Financed sale of foreclosed real estate	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Financial Statements

Years Ended June 30, 2011 and 2010

Nature of Business

Auburn Bancorp, Inc. (the Company), through its subsidiary, Auburn Savings Bank, FSB (the Bank) grants residential, consumer and commercial loans to customers primarily throughout the Lewiston/Auburn, Maine area. The Company is subject to competition from other financial institutions. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The Company is a majority-owned subsidiary of Auburn Bancorp, MHC (the “MHC”).  In 2008, the  Company conducted a minority stock offering pursuant to which the Company sold 226,478 shares, or 45% of its common stock, at a price of $10.00 per share to eligible depositors and other members of the Company, an employee stock ownership plan (ESOP) and members of the general public in a subscription and community offering. In addition, the Company issued 276,806 shares, or 55% of its common stock, to the MHC.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank.  All significant intercompany transactions and balances have been eliminated.

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

Securities

The Company classifies its investments as available for sale or held to maturity. Investment securities available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss.  Debt securities the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Cash payments on these loans are applied to principal balances until qualifying for return to accrual. Generally, loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Employee Stock Ownership Plan (ESOP)

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in-capital.  Allocated and committed-to-be-released ESOP shares are considered outstanding for earnings per share calculations based on debt service payments.  Other ESOP shares are excluded from earnings per share.  The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity.

Advertising

Advertising costs are expensed as incurred.

Earnings Per Share

Basic earnings per share is determined by dividing net income available to common stockholders by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP.

Earnings per share for the fiscal years ended June 30 is based on the following:

	2011	2010

Net income	$64,137	$107,629

Weighted average common shares outstanding	503,284	503,284
Less: Average unallocated ESOP shares	(13,824)	(15,004)

Adjusted weighted average common shares outstanding	489,460	488,280

Earnings per common share	$0.13	$0.22

The Company does not have any potential common shares, therefore diluted earnings per share is not applicable.

Impact of Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for the Company with the reporting period beginning July 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance does not have a material effect on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides guidance on determining whether a restructuring of a receivable meets the criteria to be considered a Troubled Debt Restructuring (TDR).  The new guidance is required to be adopted for the first interim or annual reporting period beginning after June 15, 2011, and is to be applied retrospectively to the beginning of the annual reporting period of adoption.  Early adoption is permitted.  The Company intends to adopt the provisions of this ASU when required, and is evaluating its potential impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is a result of joint efforts by the FASB and the International Accounting Standards Board (IASB) to develop a single, converged fair value framework for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRSs).  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, some of the components of this ASU could change how fair value measurement guidance in Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, is applied.  This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which is January 1, 2012 for the Company, and should be applied retrospectively.  Since the applicable provisions of ASU 2011-04 are disclosure-related, the Company’s adoption of this guidance is not expected to have an impact to its financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revises how entities present comprehensive income in their financial statements.  The ASU requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement, that would include the components of other comprehensive income.  The ASU does not change the items that an entity must report in other comprehensive income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is July 1, 2012 for the Company, and should be applied retrospectively for all periods presented in the financial statements.  The Company has not yet decided which statement format it will adopt.

2.	Cash and Due from Banks

The Company is required to maintain certain reserves of vault cash or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $250,000 as of June 30, 2011 and 2010, respectively.

3.	Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, are as follows:

	June 30, 2011			June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Corporate bonds and other obligations	$1,015,749	$4,073	$(7,500)	$1,012,322	$982,415	$13,366	$(15,640)	$980,141
FNMA mortgage-backed securities	77,244	2,812	(1,030)	79,026	118,017	3,499	-	121,516
U.S. Government sponsored enterprise securities	2	675	-	677	2	848	-	850
Corporate common stock	10,000	-	-	10,000	10,000	-	-	10,000
Total	$1,102,995	$7,560	$(8,530)	$1,102,025	$1,110,434	$17,713	$(15,640)	$1,112,507

Securities held to maturity
Municipal bonds	$971,985	$7,800	$(8,878)	$970,907	$-	$-	$-	$-
Total	$971,985	$7,800	$(8,878)	$970,907	$-	$-	$-	$-

Investments with a fair value of approximately $2,063,000 and $1,103,000 at June 30, 2011 and 2010, respectively, are held in a custody account to secure certain deposits.  In addition to the investments held in custody, two loans guaranteed by the Small Business Administration and Finance Authority of Maine totaled $1,176,000 and $1,343,000, and certificate of deposits totaled $495,000 and $845,000 at June 30, 2011 and 2010 respectively, are held to secure other deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		June 30, 2010

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$765,749	$769,823	$-	$-
Over 1 year through 5 years	250,000	242,500	782,415	766,775
After 5 years through 10 years	-	-	200,000	213,366
After 10 years	971,985	970,906	-	-
	1,987,734	1,983,229	982,415	980,141
Mortgage-backed securities	77,244	79,026	118,017	121,516

Total debt securities	$2,064,978	$2,062,255	$1,100,432	$1,101,657

Information pertaining to securities with gross unrealized losses at June 30, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2011
Municipal bonds	$-	$-	$594,927	$8,878	$594,927	$8,878
Corporate bonds	-	-	242,500	7,500	242,500	7,500
FNMA mortgage-backed securities	-	-	43,461	1,030	43,461	1,030
Total	$-	$-	$880,888	$17,408	$880,888	$17,408

June 30, 2010
Corporate bonds	$530,525	$1,890	$236,250	$13,750	$766,775	$15,640
Total	$530,525	$1,890	$236,250	$13,750	$766,775	$15,640

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

At June 30, 2011, seven debt securities with unrealized losses have depreciated 2% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities. At June 30, 2010, the three debt securities with unrealized losses had depreciated 2% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition and the Company’s ability to hold such securities.  At June 30, 2011, no unrealized losses are deemed by management to be other-than-temporary.

For the year ended June 30, 2011, proceeds from sales of securities available for sale amounted to $228,005. Gross realized gains amounted to $23,145 and there were no gross realized losses for the year ended June 30, 2011.  For the year ended June 30, 2010, proceeds from sales of securities available for sale amounted to $800,499.  Gross realized gains amounted to $32,894 and gross realized losses amounted to $159,163 for the year ended June 30, 2010.

4.	Loans

A summary of the balances of loans follows:

	2011	2010
Mortgage loans:
One to four family residential	$40,548,592	$36,417,972
Commercial	11,309,682	15,135,502
Construction	156,000	410,000
Equity lines of credit and loans	11,141,885	11,436,398
Undisbursed portion of construction loan	(112,094)	(97,083)
Subtotal	63,044,065	63,302,789

Commercial loans	4,484,857	5,267,408
Consumer loans	897,020	951,559
Deferred loan origination costs	161,266	165,268
Deferred loan origination fees	(283,942)	(312,199)

Total loans	68,303,266	69,374,825

Allowance for loan losses	(906,989)	(492,112)

Total loans, net	$67,396,277	$68,882,713

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

Management evaluates the adequacy of the allowance continually based on a review of all significant loans, via delinquency reports and a watch list that strives to identify, track and monitor credit risk, historical losses and current economic conditions.

The allowance calculation includes general reserves as well as specific reserves and valuation allowances for individual credits. The specific component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component relates to pools of non-impaired loans. On a quarterly basis, management assesses the adequacy of the general reserve allowances based on 1) national, state and local economic factors; 2) interest rate environment and trends; 3) delinquency metrics, including the Bank’s historical loss experience; 4) Bank-specific factors such as changes in lending personnel; 5) changes in the loan review system and related ratings; 6) the bank’s current underwriting standards; and 7) peer statistics; 8) concentrations of commercial credits.

An analysis of the allowance for loan losses follows:

	2011	2010

Balance at beginning of year	$492,112	$385,181
Provision for loan losses	566,942	109,195
Loans charged off, net of recoveries	(152,065)	(2,264)

Balance at end of year	$906,989	$492,112

The following tables provide information relative to credit quality and allowance for loan losses as of and for the year ended June 30, 2011.

	Commercial
	Non-Real	Commercial	Residential
	Estate	Real Estate	Real Estate	Consumer	Unallocated	Total
Year ended June 30, 2011

Allowance for loan losses:
Beginning balance	$65,874	$157,173	$261,246	$7,819	$-	$492,112
Charge-offs	(42,290)	(92,438)	(14,953)	(6,149)	-	(155,830)
Recoveries	1,500	-	-	2,265	-	3,765
Provision	142,775	181,162	81,145	8,698	153,162	566,942
Ending balance	$167,859	$245,897	$327,438	$12,633	$153,162	$906,989

As of June 30, 2011

Allowance for loan losses:
Ending balance	$167,859	$245,897	$327,438	$12,633	$153,162	$906,989
Individually evaluated for impairment	107,057	85,219	19,606	2,198	-	214,080
Collectively evaluated for impairment	60,802	160,678	307,832	10,435	153,162	692,909

Loans
Ending balance:	$4,484,857	$11,262,751	$51,658,638	$897,020	$-	$68,303,266
Individually evaluated for impairment	356,700	417,211	116,805	2,198	-	892,914
Collectively evaluated for impairment	4,128,157	10,845,540	51,541,833	894,822	-	67,410,352

The Bank’s provision for loan losses was $566,942 and $109,195 for the years ended June 30, 2011 and 2010, respectively.  The increase to the provision is the result of an increase in specific reserves of $171,000 and an increase in general valuation reserve of $244,000 due largely to current economic conditions, including declining real estate values and loan performance challenges across all segments of the loan portfolio.  The Bank has completed a comprehensive review of the loan portfolio and related allowance for loan losses, and has increased its allowance for loan losses to $906,989 at June 30, 2011 which now represents 1.33% of total loans, compared to an allowance of $492,112, representing 0.71% of total loans at June 30, 2010.

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

Home Equity Loans.  Home equity lines of credit and loans are secured by a mixture of first and second mortgages on one- to four-family owner occupied properties.  The procedures for underwriting home equity lines of credit and loans include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  All properties securing second mortgage loans are generally required to be appraised by a board-approved independent appraiser unless the first mortgage is also held by the Bank.  Home equity lines of credit and loans are made in amounts such that the combined first and second mortgage balances do not exceed 85% of value.

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

The Bank generally requires title insurance for commercial and multi-family real estate loans, an appraisal on all such loans if the total amount of loans with that borrower is in excess of $250,000, and an evaluation of the property by an approved appraiser for loans between $100,000 and $250,000.  The Bank may require a full appraisal on property securing any loan less than $250,000.

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

Commercial Loans.  The Bank makes commercial business loans primarily in its market area to a variety of small businesses, professionals and sole proprietorships.  Commercial lending products include term loans and revolving lines of credit. Commercial business loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. When making commercial loans, the Bank considers the financial statements of the borrower, its lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and the Bank also requires the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial loans are made in amounts of up to 50-80% of the value of the collateral securing the loan, or up to100% of the value of the collateral securing the loan if the collateral consists of cash or cash equivalents. The Bank generally does not make unsecured commercial loans.  The Bank requires adequate insurance coverage including, where applicable, title insurance, flood insurance, builder’s risk insurance and environmental insurance.

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

The rating system is based on the following categories. Loans included as acceptable in the table below represent an aggregation of loans from four categories:

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

-	Special Mention: Assets are protected but potentially weak. Borrower is experiencing adverse trends or balance sheet issues which have not yet reached a point of jeopardizing loan repayment.
-	Substandard: Inadequately protected assets that exhibit one or more well defined weaknesses that jeopardize full collection or liquidation of assets.
-	Doubtful: Same standards as “substandard” with added characteristics that current facts, conditions and values make full collection highly improbable.
-	Loss: Assets that are considered uncollectible and are not warranted as a bank asset.

Credit Risk Profile by Internally Assigned Grade

	Commercial	Commerical
	Non-Real	Real Estate
	Estate	Other
Grade:
Acceptable	$2,587,881	$7,469,883
Pass/Watch	940,264	2,801,893
Special mention	600,012	-
Substandard	-	573,764
Doubtful	300,000	417,211
Loss	56,700	-
Total	$4,484,857	$11,262,751

Residential/Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Residential
	(1st & 2nd)	Consumer
Grade:
Acceptable	$49,749,667	$880,802
Pass/Watch	561,626	14,020
Special mention	968,470	-
Substandard	262,070	-
Doubtful	116,805	-
Loss	-	2,198
Total	$51,658,638	$897,020

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

The following is a summary of information pertaining to impaired loans:

	2011	2010
Impaired loans without a valuation allowance	$-	$516,137
Impaired loans with a valuation allowance	892,914	372,307

Total impaired loans	$892,914	$888,444
Valuation allowance allocated to impaired loans	$214,080	$43,368

Average investment in impaired loans	$894,628	$335,440

Impaired Loans
As of and for the Year Ended June 30, 2011

				Year ended June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial non-real estate	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Residential real estate	-	-	-	-	-
Consumer	-	-	-	-	-

With an allowance recorded:
Commercial non-real estate	$356,700	$356,700	$107,057	$357,780	$12,841
Commercial real estate	417,211	417,211	85,219	417,326	28,001
Residential real estate	116,805	116,805	19,606	117,091	8,709
Consumer	2,198	2,198	2,198	2,431	77

Total:
Commercial non-real estate	$356,700	$356,700	$107,057	$357,780	$12,841
Commercial real estate	417,211	417,211	85,219	417,326	28,001
Residential real estate	116,805	116,805	19,606	117,091	8,709
Consumer	2,198	2,198	2,198	2,431	77
	$892,914	$892,914	$214,080	$894,628	$49,628

Non-performing Loans

Loans are placed on non-accrual status when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection.  When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is reasonably assured.  These policies apply to all types of loans, including commercial and residential/consumer.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When property is acquired, it is recorded at fair value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

As of June 30, 2011, the Bank did not have any troubled debt restructurings that involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates or any accruing loans past due 90 days or more.

Age Analysis of Past Due Loans
As of June 30, 2011

							Recorded
							Investment	Recorded
			Greater				Loans > 90	Investment
	30-59 Days	60-89 Days	Than 90	Total Past			Days and	Loans on Non-
	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing	Accrual Status
Commercial non-real estate	$19,022	$-	$-	$19,022	$4,465,835	$4,484,857	$-	$56,700
Commercial real estate	203,355	83,375	271,464	558,194	10,704,557	11,262,751	-	271,464
Residential real estate	633,042	305,068	137,618	1,075,728	50,582,910	51,658,638	-	357,656
Consumer	94,176	-	2,198	96,374	800,646	897,020	-	2,198

	$949,595	$388,443	$411,280	$1,749,318	$66,553,948	$68,303,266	$-	$688,018

Nonaccrual loans amounted to $688,018 and $551,402 at June 30, 2011 and 2010, respectively. Interest income of $13,374 and $22,971 would have been recognized on these loans if interest had been accrued at June 30, 2011 and 2010, respectively.

Interest income recognized on impaired loans was not material in 2010 and 2011.

The Company was servicing for others mortgage loans of approximately $9,844,000 and $9,818,000 at June 30, 2011 and 2010, respectively.

The balance of mortgage servicing rights was $67,906 and $74,056 at June 30, 2011 and 2010, respectively.

There were no loans held for sale at June 30, 2011 and 2010.

5.         Property and Equipment

A summary of the cost and accumulated depreciation of property and equipment is as follows:

	2011	2010

Land and land improvements	$407,780	$407,780
Buildings	1,950,328	1,950,328
Furniture and fixtures	605,666	563,039

	2,963,774	2,921,147
Less accumulated depreciation	1,164,319	1,068,733

Net property and equipment	$1,799,455	$1,852,414

Following is a summary of estimated useful lives by asset category:

Estimated Useful Lives (Years)

Land and land improvements	15
Buildings	5 - 40
Furniture and fixtures	1 – 10

6.       Deposits

A summary of deposit balances, by type, follows:

	2011	2010
Demand accounts	$2,615,452	$3,100,136
Money market accounts	13,332,530	13,819,929
NOW accounts	3,213,503	2,894,440
Savings accounts	4,566,028	3,951,404
Certificates of deposit	17,981,509	19,747,048
Certificates of deposit, $100,000 and over	12,167,904	12,256,291

Total Deposits	$53,876,926	$55,769,248

The scheduled maturities of time deposits are as follows:

	2011	2010

2011	$-	$20,857,486
2012	14,717,765	4,760,682
2013	8,917,205	1,560,092
2014	1,171,044	765,375
2015	4,113,790	4,059,704
2016	1,229,609	-

	$30,149,413	$32,003,339

A summary of interest expense on deposits is as follows:

	2011	2010
Demand accounts	$1,257	$1,598
Money market accounts	104,855	179,089
NOW accounts	15,454	17,997
Savings accounts	24,308	32,732
Certificates of deposit	701,039	773,342

	$846,913	$1,004,758

The Company maintains collateralization agreements with certain depositors whose aggregate deposits exceed the federally insured limit. Excess amounts  are secured under these agreements by an interest in the Company’s investment instruments maintained in a separate third-party custodial account. As part of the collateralization agreement, the Company agrees to maintain the value of the collateral in the custodial account at a minimum level at least equal to 100% of the uninsured portion of these deposits. At June 30, 2011, the value of the collateral in the custodial account was approximately $3.3 million and the uninsured portion of the deposits was approximately $4.4 million. The difference resulted from the Company’s determination to remove approximately $1.2 million of FHLB stock which was previously placed into the custodial account. Subsequent to June 30, 2011, upon the determination to remove the FHLB stock, the Company added additional securities into the custodial account in accordance with the collateralization agreements.

7.	Federal Home Loan Bank Advances

Pursuant to collateral agreements with the FHLB, advances are collateralized by all stock in the FHLB and qualifying first mortgages.

The Company’s fixed-rate advances of $17,634,474 and $18,430,662 at June 30, 2011 and 2010, respectively, mature through 2016. At June 30, 2011 and 2010, the interest rates on fixed-rate advances ranged from 1.71 percent to 5.95 percent and 1.67 percent to 5.95 percent, respectively.

The Company’s advances include one callable advance of $1,000,000 at June 30, 2011 which matures in 2012. The rate is based on the three-month London Interbank Offer Rate (LIBOR). At June 30, 2011, the interest rate on this advance was 4.99 percent. The advance is callable on August 15, 2011 if LIBOR reaches 5.75 percent and quarterly thereafter through its maturity date.

At June 30, 2011 and 2010, the Company also had $661,000 available under a long-term line of credit from the FHLB. There were no amounts drawn under this line at June 30, 2011 and 2010.

The contractual maturities of advances are as follows:

	2011	2010

2011	$-	$3,650,000
2012	4,500,000	4,500,000
2013	2,250,000	2,250,000
2014	3,500,000	3,000,000
2015	4,884,474	5,030,662
2016	2,500,000	-

	$17,634,474	$18,430,662

8.	Income Taxes

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2011	2010
Current tax provision
Federal	$175,531	$84,144
State	7,685	7,965
	183,216	92,109

Deferred federal tax benefit	(151,021)	(38,746)
Change in valuation reserve	-	-
Deferred federal tax benefit, net	(151,021)	(38,746)

Income tax expense	$32,195	$53,363

The income tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes, as follows:

	2011	2010

Expected income tax expense at federal tax rate (34%)	$32,753	$54,737
Increase (reduction) in income taxes resulting from:
State tax, net of federal tax benefit	5,072	5,257
Valuation reserve	-	-
Other	(5,630)	(6,631)
Income tax expense	$32,195	$53,363

Effective income tax rate	33.4%	33.1%

The components of the net deferred tax asset (liability), included in other assets, are as follows:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$308,376	$152,554
Impairment loss on investments	35,993	35,280
Expense accruals	17,703	19,154
Unrealized losses on investment securities available for sale	330	-
Other	14,002	3,370
Total deferred tax assets	376,404	210,358

Valuation reserve against capital losses	(27,917)	(27,917)

Total deferred tax assets, net of valuation reserve	348,487	182,441

Deferred tax liabilities:
Difference between tax and book bases of property and equipment	(153,325)	(135,841)
Deferred loan fees	(84,542)	(87,462)
Mortgage servicing rights	(23,088)	(22,957)
Unrealized gains on investment securities available for sale	-	(704)
Other	-	-
Total deferred tax liabilities	(260,955)	(246,964)

Net deferred tax asset (liability)	$87,532	$(64,523)

The change in the valuation reserve applicable to the net deferred tax asset is as follows:

	2011	2010

Balance at beginning of year	$27,917	$27,917
Change generated by current year’s operations	-	-

Balance at end of year	$27,917	$27,917

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended June 30, 2008 through 2010.  If the Company, as a result of an audit, was assessed interest and penalties, the amounts would be recorded through income tax expense.

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

At June 30, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2011	2010

Commitments to originate loans	$273,000	$2,308,000
Unadvanced portions of construction loans	112,000	97,000
Unadvanced portions of home equity loans	3,482,000	2,917,000
Unadvanced portions of commercial lines of credit	567,000	1,573,000

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

Included in the above commitments to extend credit at June 30, 2011 was a fixed rate commitment to grant a loan of approximately $173,000 which expires in 30 days. Interest rates on this fixed rate commitment is 5.00%.

Included in the above commitments to extend credit at June 30, 2010 were fixed commitments to grant loans of approximately $360,000 which expire in 30 days. Interest rates on these fixed rate commitments range from 5.00% to 8.00%.

The Company has sold mortgage loans to the FHLB with a total outstanding balance of approximately $9,844,000 and $9,818,000 at June 30, 2011 and 2010, respectively. Under the terms of the agreement with the FHLB, the Company has a limited recourse obligation to the FHLB in the event the borrower defaults. At June 30, 2011 and 2010, the maximum recourse obligation totaled approximately $322,000 and $355,000, respectively.

10.       Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

11.	Other Non-interest Income and Other Operating Expense

Other non-interest income and other operating expense include the following items greater than 1% of revenues.

	2011	2010
Other non-interest income:
Deposit fee income	$65,000	$50,000

Other operating expense:
Audits and examinations	$162,000	$176,000
Accounting expense	82,000	n/a
Legal fees	67,000	70,000

12.	Minimum Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy requires the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to total assets (as defined). Management believes, as of June 30, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2011 and 2010, the most recent notification from the Office of Thrift Supervision categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Company’s and the Bank’s category. Actual capital amounts and ratios as of June 30, 2011 and 2010 are also presented in the table.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011

Total capital to risk weighted assets	$6,272,000	12.79%	$3,922,000	8.00%	$4,902,000	10.00%
Tier 1 capital to risk weighted assets	$5,981,000	11.54%	$1,961,000	4.00%	$2,941,000	6.00%
Tier 1 capital to total assets	$5,981,000	7.65%	$3,127,000	4.00%	$3,909,000	5.00%

June 30, 2010

Total capital to risk weighted assets	$5,933,000	11.67%	$4,069,000	8.00%	$5,086,000	10.00%
Tier 1 capital to risk weighted assets	$5,838,000	11.48%	$2,034,000	4.00%	$3,052,000	6.00%
Tier 1 capital to total assets	$5,838,000	7.24%	$3,224,000	4.00%	$4,031,000	5.00%

The actual and minimum capital amounts and ratios for the Company, on a consolidated basis, are presented in the following table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011

Total capital to risk weighted assets	$6,412,000	13.08%	$3,922,000	8.00%	$4,902,000	10.00%
Tier 1 capital to risk weighted assets	$6,121,000	11.83%	$1,961,000	4.00%	$2,941,000	6.00%
Tier 1 capital to total assets	$6,121,000	7.83%	$3,127,000	4.00%	$3,909,000	5.00%

June 30, 2010

Total capital to risk weighted assets	$6,144,000	12.08%	$4,069,000	8.00%	$5,086,000	10.00%
Tier 1 capital to risk weighted assets	$6,049,000	11.89%	$2,034,000	4.00%	$3,052,000	6.00%
Tier 1 capital to total assets	$6,049,000	7.50%	$3,224,000	4.00%	$4,031,000	5.00%

The following table presents a reconciliation of capital determined using accounting principles generally accepted in the United States of America (GAAP) and regulatory capital amounts:

	2011		2010
	Consolidated	Bank	Consolidated	Bank

GAAP capital	$6,120,000	$5,980,000	$6,050,000	$5,839,000

Net unrealized (gain) loss on certain securities for sale, net of available income taxes	1,000	1,000	(1,000)	(1,000)

Tier 1 Capital	6,121,000	5,981,000	6,049,000	5,838,000

Allowance for loan losses-excluding specific reserves (limited to 1.25% of risk weighted assets)	613,000	613,000	449,000	449,000

Deduction for low-level recourse and residual interests	(322,000)	(322,000)	(354,000)	(354,000)

Total Risk-Based Capital	$6,412,000	$6,272,000	$6,144,000	$5,933,000

13.	Employee Benefit Plans

401 (k) Plan
The Company has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limits based on federal tax laws. The Company makes matching contributions equal to 50 percent of the employee’s contribution, up to a maximum of 3 percent of an employee’s compensation contributed to the Plan. Matching contributions vest to the employee equally over a five-year period. For the years ended June 30, 2011 and 2010, expense attributable to the Plan amounted to $19,298 and $19,054, respectively.

Employee Stock Ownership Plan
All Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. In August 2008, the Bank’s ESOP purchased 17,262 shares of common stock for $172,620.  The Auburn Savings Bank ESOP Trust (the ESOP Trust) borrowed the loan amount of $172,620 from Auburn Bancorp, Inc., and the loan is repayable annually with a fixed interest rate of 5% for the term of fifteen years. The loan is secured by the shares purchased by the ESOP Trust. Participants’ benefits become fully vested after 5 years of service. The Bank’s contributions are the primary source of funds for the ESOP’s repayment of the loan. Principal and interest payments for the years ended June 30, 2011 and 2010 totaled $16,631 for each year.

As of June 30, 2011, the remaining principal balance is payable as follows:

2012	$9,261
2013	9,724
2014	10,210
2015	10,721
2016	11,257
Thereafter	96,227

Total	$147,400

Shares held by the ESOP include the following at June 30:

	2011	2010

Allocated	3,392	2,237
Unallocated	13,870	15,025
Total	17,262	17,262

Expense related to the ESOP for the years ended June 30, 2011 and 2010 totaled approximately $8,000 and $11,000 respectively.  The fair value of the unallocated shares as of June 30, 2011 and 2010 was $132,917 and $144,475, respectively.

14.	Related Party Transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $644,800 at June 30, 2011 and $256,200 at June 30, 2010. During the years ended June 30, 2011 and 2010, total principal additions were $474,300 and $19,300, respectively, and total principal payments and deletions were $85,700 and $66,400, respectively.

Deposits from related parties held by the Company at June 30, 2011 and 2010 amounted to $1,144,600 and $1,061,000, respectively.

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

The balances of assets measured at fair value on a recurring basis are as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2011
Investment securities available for sale
Corporate bonds and other obligations	$1,012,322	$-	$1,012,322	$-
FNMA mortgage-backed securities	79,026	-	79,026	-
U.S. Government sponsored enterprise securities	677	-	677	-
Corporate common stock	10,000	-	10,000	-

June 30, 2010
Investment securities available for sale
Corporate bonds and other obligations	$980,141	$-	$980,141	$-
FNMA mortgage-backed securities	121,516	-	121,516	-
U.S. Government sponsored enterprise securities	850	-	850	-
Corporate common stock	10,000	-	10,000	-

The balances of assets measured at fair value on a nonrecurring basis are as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2011
Assets:
Impaired loans	$678,834	$-	$678,834	$-
Foreclosed real estate	1,196,183	-	1,196,183	-

June 30, 2010
Assets:
Impaired loans	$328,939	$-	$328,939	$-
Foreclosed real estate	680,712	-	680,712	-

Impaired loans were reduced from their carrying amount of $892,914 and $372,307 to their fair value of $678,834 and $328,939 at June 30, 2011 and 2010, respectively, resulting in an impairment reserve through the allowance for loan losses.   Foreclosed real estate was reduced from its carrying amount of $1,219,691 to its fair value of $1,196,183 and $731,045 to its fair value of $680,712 at June 30, 2011 and June 30, 2010, respectively.

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

Securities: The fair value of securities, excluding Federal Home Loan Bank stock, are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the FHLB.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$3,106	$3,106	$5,279	$5,279
Certificates of deposit	495	495	845	845
Investment securities available for sale	1,102	1,102	1,113	1,113
Investment securities held to maturity	972	971	-	-
Federal Home Loan Bank stock	1,252	1,252	1,252	1,252
Loans, net	67,396	70,381	68,883	71,067
Accrued interest receivable	282	282	278	278

Financial liabilities
Deposits	53,877	53,308	55,769	55,396
Federal Home Loan Bank advances	17,634	18,118	18,431	19,010

16.       Condensed Financial Information (Parent Company Only)

The following financial statements are for Auburn Bancorp, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Auburn Bancorp, Inc. and Subsidiary.

AUBURN BANCORP, INC. (PARENT COMPANY ONLY)
Balance Sheets
June 30, 2011 and 2010

	2011	2010
ASSETS

Assets:
Cash and due from banks	$16,224	$107,226
Due from subsidiary - Auburn Savings Bank	123,808	125,948
Investment in subsidiary - Auburn Savings Bank	5,980,180	5,839,493

Total assets	$6,120,212	$6,072,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accrued interest and other liabilities	$-	$22,714
Total liabilities	-	22,714

Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at June 30, 2011 and 2010.	5,033	5,033
Additional paid-in-capital	1,465,501	1,468,928
Retained earnings	4,783,236	4,719,099
Accumulated other comprehensive income (loss)	(641)	1,368
Unearned compensation (ESOP shares)	(132,917)	(144,475)

Total stockholders’ equity	6,120,212	6,049,953

Total liabilities and stockholders’ equity	$6,120,212	$6,072,667

The investment in the subsidiary bank is carried under the equity method of accounting.  The intercompany transactions and cash, which is on deposit with the Bank, have been eliminated in consolidation.

AUBURN BANCORP, INC. (PARENT COMPANY ONLY)
Condensed Statements of Income
Years Ended June 30, 2011 and 2010

	2011	2010
Expense
Administrative and other	$88,633	$188,698
Total expense	88,633	188,698

Loss before applicable income tax benefit and equity in undistributed net income of subsidiary	(88,633)	(188,698)

Applicable income tax benefit	10,074	64,801

Loss before equity in undistributed net income of subsidiary	(78,559)	(123,897)
Equity in undistributed net income of subsidiary	142,696	231,526

Net income	$64,137	$107,629

AUBURN BANCORP, INC. (PARENT COMPANY ONLY)
Condensed Statements of Cash Flows
Years Ended June 30, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income	$64,137	$107,629
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of subsidiary	(142,696)	(231,526)
ESOP compensation expense	8,131	10,852
Net decrease in accrued expenses and other liabilities	(22,714)	(5,732)

Net cash flows provided by (used in) operating activities	(93,142)	(118,777)

Cash flows from financing activities:
Repayments from (advances to) subsidiary	2,140	(64,888)

Net cash provided by (used in) financing activities	2,140	(64,888)

Net decrease in cash	(91,002)	(183,665)

Cash at beginning of year	107,226	290,891

Cash at end of year	$16,224	$107,226

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