Form 10-K/A
period 2011-06-30
Auburn Bancorp, Inc.
filed 2011-10-03
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-K/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 503,284 outstanding as of September 27, 2011

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1)	Portions of the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No.1 filed on Form-10K/A is being filed to revise the following table which is contained in Part I. Business, on page 12, and specifically, to revise the total non-accrual loans at June 30, 2011.

	At June 30,
	2011	2010
	(Dollars in Thousands)

Non-accrual loans:
Mortgage loans	$358	$457
Commercial loans	328	91
Consumer loans	2	3
Total non-accrual loans	$688	$551

Loans greater than90 days delinquent and still accruing:
Mortgage loans	$—	$—
Commercial loans	—	—
Consumer loans	—	—
Total loans greater than 90 days delinquent and still accruing:	$—	$—

Other real estate owned
Total non-performing assets	$1,220	$731
	$1,908	$1,282
Ratios:
Non-performing assets to total loans	2.79%	1.84%
Non-performing assets to total assets	2.45%	1.59%

Interest income of $37,866 would have been recorded for fiscal year 2011 had our non-accruing loans been current in accordance with their original terms and we recorded interest income of $24,492.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Auburn Bancorp, Inc.
(Registrant)

Date: September 30, 2011	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Allen T. Sterling	President and Chief Executive Officer	September 30, 2011
Allen T. Sterling

/s/ Rachel A. Haines	Principal Financial Officer	September 30, 2011
Rachel A. Haines

/s/ Claire D. Thompson	Director	September 30, 2011
Claire D. Thompson

/s/ Philip R. St. Pierre	Director	September 30, 2011
Philip R. St. Pierre

/s/ Bonnie G. Adams	Director	September 30, 2011
Bonnie G. Adams

/s/ Thomas J. Dean	Director	September 30, 2011
Thomas J. Dean

/s/ Peter E. Chalke	Director	September 30, 2011
Peter E. Chalke

/s/ M. Kelly Matzen	Director	September 30, 2011
M. Kelly Matzen

/s/ Sharon A. Millett	Director	September 30, 2011
Sharon A. Millett