Form 10-Q
period 2011-09-30
Auburn Bancorp, Inc.
filed 2011-11-14
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, $0.01 par value, 503,284 shares outstanding as of November 11, 2011.

AUBURN BANCORP, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2011 (Unaudited) and June 30, 2011

ASSETS
	September 30, 2011	June 30, 2011
	(Unaudited)

Cash and due from banks	$2,317,435	$1,457,220
Interest-earning deposits	1,191,520	1,648,411
Total cash and cash equivalents	3,508,955	3,105,631

Certificates of deposit	495,000	495,000

Investment securities available for sale, at fair value	2,117,226	1,102,025

Investment securities held to maturity, fair value of $1,215,950 at September 30, 2011
and $970,907 at June 30, 2011	1,175,191	971,985

Federal Home Loan Bank stock, at cost	1,251,700	1,251,700

Loans	67,622,427	68,303,266
Less allowance for loan losses	(869,574)	(906,989)
Net loans	66,752,853	67,396,277

Property and equipment, net	1,778,420	1,799,455

Foreclosed real estate, net of allowance of $59,802 at
September 30, 2011 and $23,508 at June 30, 2011	875,492	1,196,183

Accrued interest receivable
Investments	21,353	16,526
Mortgage-backed securities	1,492	363
Loans	255,192	265,563

Prepaid expenses and other assets	304,350	311,456

Total assets	$78,537,224	$77,912,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$53,481,058	$53,876,926
Federal Home Loan Bank advances	18,847,410	17,634,474
Accrued interest and other liabilities	33,819	280,552
Total liabilities	72,362,287	71,791,952

Stockholders’ Equity
Preferred Stock, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, $.01 par value per share, 10,000,000 shares authorized, 503,284 shares issued and outstanding at September 30 and June 30, 2011	5,033	5,033
Additional paid-in-capital	1,464,512	1,465,501
Retained earnings	4,844,287	4,783,236
Accumulated other comprehensive loss	(8,868)	(641)
Unearned compensation (ESOP shares)	(130,027)	(132,917)
Total stockholders’ equity	6,174,937	6,120,212

Total liabilities and stockholders’ equity	$78,537,224	$77,912,164

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,

	2011	2010
	(Unaudited)
Interest and dividend income:
Interest on loans	$965,937	$1,067,571
Interest on investments and other interest-earning deposits	21,290	14,508
Dividends on Federal Home Loan Bank stock	843	-
Total interest and dividend income	988,070	1,082,079

Interest expense:
Interest on deposits and escrow accounts	171,291	234,217
Interest on Federal Home Loan Bank advances	126,192	146,180
Total interest expense	297,483	380,397

Net interest income	690,587	701,682

Provision for loan losses	29,130	278,797

Net interest income after provision for loan losses	661,457	422,885

Non-interest income:
Net gain on sales of loans	25,864	22,395
Net loss on sale of other assets	(17,570)	(6,384)
Net gain on sale of investment securities	583	-
Other noninterest income	55,914	39,703
Total non-interest income	64,791	55,714

Non-interest expenses:
Salaries and employee benefits	255,221	229,519
Occupancy expense	32,473	23,816
Depreciation	24,364	24,055
Federal deposit insurance premiums	59,018	13,441
Computer charges	48,217	42,113
Advertising expense	3,040	22,490
Consulting expense	40,563	16,040
Net recovery for losses on foreclosed real estate	(210)	(4,142)
Other operating expenses	173,506	135,903
Total non-interest expenses	636,192	503,235

Income (loss) before income taxes	90,056	(24,636)

Income tax expense (benefit)	29,005	(7,210)

Net income (loss)	$61,051	$(17,426)

Net income (loss) per common share	$0.12	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2011 and 2010 (Unaudited)

				Accumulated
				Other
		Additional Paid-	Retained	Comprehensive	Unearned
	Common Stock	in-Capital	Earnings	Income (Loss)	ESOP shares	Total

Balance, June 30, 2010	$5,033	$1,468,928	$4,719,099	$1,368	$(144,475)	$6,049,953
Comprehensive loss
Net loss	-	-	(17,426)	-	-	(17,426)
Other comprehensive income
Unrealized holding gain on securities, net of taxes of $7,703	-	-	-	14,952	-	14,952

Total comprehensive loss	-	-	(17,426)	14,952	-	(2,474)

Common stock held by ESOP committed to be released (289 shares)	-	(919)	-	-	2,890	1,971
Balance, September 30, 2010	$5,033	$1,468,009	$4,701,673	$16,320	$(141,585)	$6,049,450

Balance, June 30, 2011	$5,033	$1,465,501	$4,783,236	$(641)	$(132,917)	$6,120,212
Comprehensive income
Net income	-	-	61,051	-	-	61,051
Other comprehensive income
Unrealized holding loss on securities, net of taxes of $(4,040)	-	-	-	(7,842)	-	(7,842)
Reclassification adjustment for items included in net income, net of taxes of $(198)	-	-	-	(385)	-	(385)

Total comprehensive income	-	-	61,051	(8,227)	-	52,824

Common stock held by ESOP committed to be released (289 shares)	-	(989)	-	-	2,890	1,901
Balance, September 30, 2011	$5,033	$1,464,512	$4,844,287	$(8,868)	$(130,027)	$6,174,937

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2011 and 2010 (Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:

Net income (loss)	$61,051	$(17,426)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	24,364	24,055
Net amortization (accretion) of discounts and premiums on investment securities	6,693	(8,589)
Provision for loan losses	29,130	278,797
Net recovery of losses on foreclosed real estate	(210)	(4,142)
Deferred income tax benefit	6,765	-
Net gain on sale of investment securities available for sale	(583)	-
Gain on sales of loans	(25,864)	(22,395)
Proceeds from sale of loans	479,998	335,289
Originations of loans sold	(457,500)	(315,212)
Loss on foreclosed real estate	17,570	6,384
ESOP compensation expense	1,901	1,971
Net (increase) decrease in prepaid expenses and other assets	7,106	(36,132)
Net (increase) decrease in accrued interest receivable	4,415	(18,564)
Net decrease in accrued interest payable and other liabilities	(249,260)	(152,014)

Net cash (used in) provided by operating activities	(94,424)	72,022

Cash flows from investing activities:
Purchase of investment securities available for sale	(1,295,068)	(708,594)
Purchase of investment securities held to maturity	(203,409)	-
Proceeds from maturities, calls and principal paydowns on investment securities available for sale	261,495	32,987
Proceeds from sale of other real estate owned	201,056	-
Net (increase) decrease in loans to customers	719,935	(2,513,555)
Capital expenditures	(3,329)	(17,675)

Net cash used in investing activities	(319,320)	(3,206,837)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	1,500,000	2,000,000
Repayment of advances from Federal Home Loan Bank	(250,000)	(500,000)
Net change in short-term borrowings	(37,064)	(36,199)
Net decrease in deposits	(395,868)	(478,383)

Net cash provided by financing activities	817,068	985,418

Net increase (decrease) in cash and cash equivalents	403,324	(2,149,397)

Cash and cash equivalents, beginning of period	3,105,631	5,279,436

Cash and cash equivalents, end of period	$3,508,955	$3,130,039

Supplementary cash flow information:
Cash paid during the period for:
Interest	$297,121	$380,983
Income taxes	$187,600	$80,830
Transfer of loans to foreclosed real estate	$199,686	$123,657
Financed sale of foreclosed real estate	$97,411	$-

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.        Basis of Presentation

The financial information included herein presents the consolidated financial condition and results of operations for Auburn Bancorp, Inc. and its wholly-owned subsidiary, Auburn Savings Bank, FSB, as of September 30, 2011 and June 30, 2011, and for the interim periods ended September 30, 2011 and 2010.  Except for the June 30, 2011 Consolidated Balance Sheet, the financial information is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments, that are necessary to make the financial statements not misleading.  The results shown for the three months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be obtained for a full fiscal year. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2011 included in the Company’s Annual Report on Form 10-K (File No. 000-53370) filed at the Securities and Exchange Commission on September 27, 2011.

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

Certain amounts in the September 30, 2010 interim financial statements have been reclassified to conform to the September 30, 2011 interim financial statement presentation.

2.        Reorganization

On January 11, 2008, Auburn Savings Bank, FSB (the “Bank”) reorganized into the mutual holding company structure. As part of the reorganization, the Bank converted to a federal stock savings bank and became a wholly-owned subsidiary of Auburn Bancorp, Inc. (the “Company”), and the Company became a majority-owned subsidiary of Auburn Mutual Holding Company (the “MHC”). In addition, the Company conducted a stock offering.  Immediately following completion of the reorganization and stock offering, the MHC owned 55.0% of the outstanding common stock of the Company and the minority public stockholders owned 45.0%.  So long as the MHC is in existence, the MHC will be required to own at least a majority of the voting stock of the Company.

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

3.        Impact of Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for the Company with the reporting period beginning July 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which became effective for the Company with this reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides guidance on determining whether a restructuring of a receivable meets the criteria to be considered a Troubled Debt Restructuring.  The new guidance is required to be adopted for the first interim or annual reporting period beginning after June 15, 2011, and is to be applied retrospectively to the beginning of the annual reporting period of adoption.  Adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is a result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRSs).  This ASU is largely consistent with existing fair value measurement principles in GAAP; however, some of the components of this ASU could change how fair value measurement guidance in ASC 820, Fair Value Measurements and Disclosures, is applied.  This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, which is January 1, 2012 for the Company, and should be applied retrospectively. Since the applicable provisions of ASU No. 2011-04 are disclosure-related, the Company’s adoption of this guidance is not expected to have an impact on consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises how entities present comprehensive income in their financial statements.  The ASU requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement that would include the components of other comprehensive income.  The ASU does not change the items that an entity must report in other comprehensive income.  ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which is July 1, 2012 for the Company, and should be applied retrospectively for all periods presented in the financial statements.  The Company has not yet decided which statement format it will adopt.

4.        Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	September 30, 2011				June 30, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Securities available for sale
Corporate bonds and other obligations	$1,541,572	$3,157	$(19,507)	$1,525,222	$1,015,749	$4,073	$(7,500)	$1,012,322
Federal National Mortgage Association (FNMA) mortgage -backed securities	579,089	3,600	(1,187)	581,502	77,244	2,812	(1,030)	79,026
U.S. Government sponsored enterprise securities	2	500	-	502	2	675	-	677
Corporate common stock	10,000	-	-	10,000	10,000	-	-	10,000
Total	$2,130,663	$7,257	$(20,694)	$2,117,226	$1,102,995	$7,560	$(8,530)	$1,102,025

Securities held to maturity
Municipal bonds	$1,175,191	$40,759	$-	$1,215,950	$971,985	$7,800	$(8,878)	$970,907
Total	$1,175,191	$40,759	$-	$1,215,950	$971,985	$7,800	$(8,878)	$970,907

Investments with a fair value of $3,323,000 and $2,063,000 at September 30 and June 30, 2011, respectively, are held in a custody account to collateralize certain deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		June 30, 2011
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

One year or less	$506,730	$508,062	$765,749	$769,823
Over 1 year through 5 years	1,034,842	1,017,160	250,000	242,500
After 10 years	1,175,191	1,215,950	971,985	970,906
	2,716,763	2,741,172	1,987,734	1,983,229
Mortgage-backed securities	579,089	581,502	77,244	79,026

Total debt securities	$3,295,852	$3,322,674	$2,064,978	$2,062,255

Information pertaining to securities with gross unrealized losses at September 30 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2011
Corporate bonds	$-	$-	$765,335	$19,507	$765,335	$19,507
FNMA mortgage-backed securities	-	-	41,421	1,187	41,421	1,187
Total	$-	$-	$806,756	$20,694	$806,756	$20,694

June 30, 2011
Municipal bonds	$-	$-	$594,927	$8,878	$594,927	$8,878
Corporate bonds	-	-	242,500	7,500	242,500	7,500
FNMA mortgage-backed securities	-	-	43,461	1,030	43,461	1,030
Total	$-	$-	$880,888	$17,408	$880,888	$17,408

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

At September 30, 2011, four debt securities with unrealized losses had depreciated 3% in total from the amortized cost basis.  At June 30, 2011, seven debt securities with unrealized losses had depreciated 2% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition and the Company’s ability to hold such securities. The Company did not record an other-than-temporary impairment loss during the three months ended September 30, 2011 and 2010.

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

The following tables provide information relative to credit quality and allowance for credit losses as of and for the three months ended September 30, 2011 and as of and for the year ended June 30, 2011.

	Commercial
	Non-Real	Commercial	Residential
	Estate	Real Estate	Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2011

Allowance for credit losses:
Beginning balance	$167,859	$245,897	$327,438	$12,633	$153,162	$906,989
Charge-offs	-	(25,225)	(39,328)	(1,992)	-	(66,545)
Provision (reduction)	93,789	(35,314)	95,468	13,091	(137,904)	29,130
Ending balance	$261,648	$185,358	$383,578	$23,732	$15,258	$869,574

As of September 30, 2011

Allowance for credit losses:
Ending balance	$261,648	$185,358	$383,578	$23,732	$15,258	$869,574
Individually evaluated for impairment	189,807	29,050	30,225	-	-	249,082
Collectively evaluated for impairment	71,841	156,308	353,353	23,732	15,258	620,492

Loans
Ending balance:	$3,928,421	$11,391,581	$51,490,038	$812,387	$-	$67,622,427
Individually evaluated for impairment	569,636	83,000	231,019	-	-	883,655
Collectively evaluated for impairment	3,358,785	11,308,581	51,259,019	812,387	-	66,738,772

Year ended June 30, 2011

Allowance for loan losses:
Beginning balance	$65,874	$157,173	$261,246	$7,819	$-	$492,112
Charge-offs	(42,290)	(92,438)	(14,953)	(6,149)	-	(155,830)
Recoveries	1,500	-	-	2,265	-	3,765
Provision	142,775	181,162	81,145	8,698	153,162	566,942
Ending balance	$167,859	$245,897	$327,438	$12,633	$153,162	$906,989

As of June 30, 2011

Allowance for loss losses:
Ending balance	$167,859	$245,897	$327,438	$12,633	$153,162	$906,989
Individually evaluated for impairment	107,057	85,219	19,606	2,198	-	214,080
Collectively evaluated for impairment	60,802	160,678	307,832	10,435	153,162	692,909

Loans
Ending balance:	$4,484,857	$11,262,751	$51,658,638	$897,020	$-	$68,303,266
Individually evaluated for impairment	356,700	417,211	116,805	2,198	-	892,914
Collectively evaluated for impairment	4,128,157	10,845,540	51,541,833	894,822	-	67,410,352

The Bank’s provision for loan losses was $29,130 and $278,797 for the three months ended September 30, 2011 and 2010, respectively.  The higher provision last year was due largely to current economic conditions, including declining real estate values and loan performance challenges across all segments of the loan portfolio. The Bank has completed a comprehensive review of the loan portfolio and related allowance for loan losses, and has reduced its allowance for loan losses to $869,574 at September 30, 2011 which now represents 1.29% of total loans, compared to an allowance of $906,989, representing 1.33% of total loans at June 30, 2011.

Risk by Portfolio Segment

Commercial Non-Real Estate Loans.  The Bank makes commercial business loans primarily in its market area to a variety of small businesses, professionals and sole proprietorships.  Commercial lending products include term loans and revolving lines of credit. Commercial business loans are generally used for longer-term working capital purposes such as purchasing equipment or furniture. When making commercial loans, the Bank considers the financial statements of the borrower, its lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Commercial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and the Bank also requires the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial loans are made in amounts of up to 50-80% of the value of the collateral securing the loan, or up to 100% of the value of the collateral securing the loan if the collateral consists of cash or cash equivalents. The Bank generally does not make unsecured commercial loans.  The Bank requires adequate insurance coverage including, where applicable, title insurance, flood insurance, builder’s risk insurance and environmental insurance.

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

Commercial Real Estate Loans. The Bank offers commercial real estate loans, including commercial business, and multi-family real estate loans that are generally secured by five or more unit apartment buildings and properties used for business purposes such as small office buildings or retail facilities substantially all of which are located in its primary market area.

Commercial and multi-family real estate loan amounts generally do not exceed 80% of the lesser of the property’s appraised value or selling price.

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

Residential Real Estate Loans. The Bank’s primary lending activity consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in its primary market area.  The Bank offers fixed-rate mortgage loans, which generally have terms of 15, 20 or 30 years.  The Bank no longer offers adjustable-rate mortgage loans.

Home equity lines of credit and loans are secured by a mixture of first and second mortgages on one- to four-family owner occupied properties.  The procedures for underwriting home equity lines of credit and loans include a determination of the applicant’s credit history, and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  All properties securing second mortgage loans are generally required to be appraised by a board-approved independent appraiser unless the first mortgage is also held by the Bank.  Home equity lines of credit and loans are made in amounts such that the combined first and second mortgage balances do not exceed 90% of value.

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

Credit Quality Indicators – Loan Rating Methodology

The Bank’s Loan Review Policy contains a rating system for credit risk. Loans reviewed are graded based on both risk of default as well as risk of loss. The policy defines risk of default as the risk that the borrower will not be able to make timely payments. This risk is assessed based on the capacity to service debt as structured, repayment history, and current status. The policy defines risk of loss as the assessment of the probability that the Bank will incur a loss of capital on a loan due to repayment default. This risk is assessed based on collateral position and net worth of the borrowing and supporting entities.  Credit quality indicators are subject to ongoing monitoring by lending and credit personnel with such ratings updated annually or more frequently, if warranted.

The rating system is based on the following categories:

1.
Excellent – Well established national company, industry in favorable condition, business compares favorably to its industry, capable management team with sufficient depth, loans secured by cash collateral and strong financial condition.

2.
Good – well established local company, favorable industry conditions, company compares favorably to its industry, capable management team with sufficient depth, unqualified opinion on audited financial statements from a reputable CPA firm, loans secured by marketable securities, longstanding Bank customer, financial statement fully supported.

3.
Pass/Watch –High – well to recently established business, industry conditions fair to good, above average to average performance comparisons relative to industry, capable management team, financial statement evidences ability to service debt.

3a.
Pass/Watch – Marginal - well to recently established business, industry conditions fair to good, business or individuals in this category are generally local operations, average to marginal performance comparisons relative to industry, company’s financial condition may not be fully detailed; however, performance to loan terms has and continues to be achieved; loans in this group are typically well secured when financial capacity is not documented with current and comprehensive financial data.

4.
Special Mention – loans are currently protected but are potentially weak, borrower is affected by unfavorable economic conditions, adverse operating trends or an unbalanced financial position in the balance sheet which has not yet reached a point of jeopardizing loan payment.

5.
Substandard – loan is inadequately protected by sound worth and paying capacity of the borrower, repayment has become increasingly reliant on collateral or other secondary sources of repayment, credit weaknesses are well defined; orderly debt liquidation from primary repayment sources is in jeopardy, distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

6.
Doubtful – A loan classified in this category has all the weaknesses inherent in a “5” rated loan with the added charactistic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

7.	Loss – Assets that are considered uncollectible and are not warranted as a bank asset.

Loan balances by rating are as follows:

Credit Quality Indicators

Commercial Credit Risk Exposure
Credit Risk Profile by Internally Assigned Grade

		As of September 30, 2011		As of June 30, 2011
		Commercial		Commercial
		Non-Real	Commerical	Non-Real	Commerical
Grade:		Estate	Real Estate	Estate	Real Estate
	Excellent/Good	$2,237,585	$7,916,209	$2,587,881	$7,469,883
	Pass/Watch	606,295	2,974,175	940,264	2,801,893
	Special Mention	169,678	-	600,012	-
	Substandard	345,227	418,197	-	573,764
	Doubtful	379,829	53,950	300,000	417,211
	Loss	189,807	29,050	56,700	-
	Total	$3,928,421	$11,391,581	$4,484,857	$11,262,751

Residential/Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		As of September 30, 2011		As of June 30, 2011
		Residential		Residential
Grade:		(1st and 2nd)	Consumer	(1st and 2nd)	Consumer
	Excellent/Good	$48,914,805	$780,910	$49,749,667	$880,802
	Pass/Watch	658,938	28,643	561,626	14,020
	Special Mention	939,387	2,834	968,470	-
	Substandard	861,012	-	262,070	-
	Doubtful	85,671	-	116,805	-
	Loss	30,225	-	-	2,198
	Total	$51,490,038	$812,387	$51,658,638	$897,020

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

Impaired Loans
As of and for the Three Months Ended September 30, 2011

				Three months ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Residential real estate	$115,123	$115,123	$-	$115,123	$-

With an allowance recorded:
Commercial non-real estate	$569,636	$569,636	$189,807	$249,398	$-
Commercial real estate	83,000	83,000	29,050	83,125	982
Residential real estate	115,896	115,896	30,225	116,595	1,943

Total:
Commercial non-real estate	$569,636	$569,636	$189,807	$249,398	$-
Commercial real estate	83,000	83,000	29,050	83,125	982
Residential real estate	231,019	231,019	30,225	231,718	1,943
	$883,655	$883,655	$249,082	$564,241	$2,925

As of and for the Year Ended June 30, 2011

				Year ended
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
Commercial non-real estate	$356,700	$356,700	$107,057	$357,780	$12,841
Commercial real estate	417,211	417,211	85,219	417,326	28,001
Residential real estate	116,805	116,805	19,606	117,091	8,709
Consumer	2,198	2,198	2,198	2,431	77

Total:
Commercial non-real estate	$356,700	$356,700	$107,057	$357,780	$12,841
Commercial real estate	417,211	417,211	85,219	417,326	28,001
Residential real estate	116,805	116,805	19,606	117,091	8,709
Consumer	2,198	2,198	2,198	2,431	77
	$892,914	$892,914	$214,080	$894,628	$49,628

Non-performing Loans

Loans are placed on non-accrual status when reasonable doubt exists as to the full timely collection of interest and principal or when a loan becomes 90 days past due unless an evaluation clearly indicates that the loan is well-secured and in the process of collection.  When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, the loan has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. These policies apply to all types of loans, including commercial and residential/consumer.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold.  When property is acquired, it is recorded at fair value at the date of foreclosure.  Holding costs and declines in fair value after acquisition of the property result in charges against income.

As of September 30, 2011, the Bank had one troubled debt restructuring with a balance of $56,000 for which a 100% specific reserve has been provided.  The Bank did not have any troubled debt restructurings that involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

Information regarding aging of loans is as follows:

As of September 30, 2011

							Recorded	Recorded
							Investment	Investment
			Greater				Loans > 90	Loans on
	30-59 Days	60-89 Days	Than 90	Total Past			Days and	Non-Accrual
	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing	Status
Commercial non-real estate	$114,981	$42,920	$22,437	$180,338	$3,748,083	$3,928,421	$-	$78,237
Commercial real estate	-	-	250,700	250,700	11,140,881	11,391,581	-	250,700
Residential real estate	627,886	238,779	854,972	1,721,637	49,768,401	51,490,038	-	854,972
Consumer	58,319	2,834	-	61,153	751,234	812,387	-	-

	$801,186	$284,533	$1,128,109	$2,213,828	$65,408,599	$67,622,427	$-	$1,183,909

As of June 30, 2011
							Recorded	Recorded
							Investment	Investment
			Greater				Loans > 90	Loans on
	30-59 Days	60-89 Days	Than 90	Total Past			Days and	Non-Accrual
	Past Due	Past Due	Days	Due	Current	Total Loans	Accruing	Status
Commercial non-real estate	$19,022	$-	$-	$19,022	$4,465,835	$4,484,857	$-	$56,700
Commercial real estate	203,355	83,375	271,464	558,194	10,704,557	11,262,751	-	271,464
Residential real estate	633,042	305,068	137,618	1,075,728	50,582,910	51,658,638	-	357,656
Consumer	94,176	-	2,198	96,374	800,646	897,020	-	2,198

	$949,595	$388,443	$411,280	$1,749,318	$66,553,948	$68,303,266	$-	$688,018

6.        Net Income (Loss) Per Share

Basic net income (loss) per common share is determined by dividing net income (loss) by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Net income (loss) per common share for the three months ended September 30, 2011 and 2010 is based on the following:

	Three Months Ended September 30,
	2011	2010

Net income (loss)	$61,051	$(17,426)

Weighted average common shares outstanding	503,284	503,284
Less: Average unallocated ESOP shares	(13,003)	(14,159)

Adjusted weighted average common shares outstanding	490,281	489,125

Net income (loss) per common share	$0.12	$(0.04)

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

The components of total comprehensive income (loss) and related tax effects for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended
	September 30,
	2011	2010

Net income (loss)	$61,051	$(17,426)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale arising during the period	(11,882)	22,655

(Gain) loss on securities available for sale included in net income or loss	(583)	-

Tax effect	4,238	(7,703)

Other comprehensive income (loss), net of tax	(8,227)	14,952

Total comprehensive income (loss)	$52,824	$(2,474)

8.        Employee Stock Ownership Plan

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Expense related to the ESOP for the three months ended September 30, 2011 and 2010 approximated $2,000 for both periods.  The fair value of the unallocated shares as of September 30, 2011 and 2010 was $130,000 and $142,000, respectively.

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

The balances of assets measured at fair value on a recurring basis are as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
Investment securities available for sale
Corporate bonds and other obligations	$1,525,222	$-	$1,525,222	$-
FNMA mortgage-backed securities	581,502	-	581,502	-
U.S. Government sponsored enterprise securities	502	-	502	-
Corporate common stock	10,000	-	10,000	-

June 30, 2011
Investment securities available for sale
Corporate bonds and other obligations	$1,012,322	$-	$1,012,322	$-
FNMA mortgage-backed securities	79,026	-	79,026	-
U.S. Government sponsored enterprise securities	677	-	677	-
Corporate common stock	10,000	-	10,000	-

The balances of assets measured at fair value on a nonrecurring basis are as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
Assets:
Impaired loans	$519,450	$-	$519,450	$-
Foreclosed real estate	875,492	-	875,492	-

June 30, 2011
Assets:
Impaired loans	$678,834	$-	$678,834	$-
Foreclosed real estate	1,196,183	-	1,196,183	-

Certain impaired loans were reduced from their recorded investment of $768,532 and $892,914 to their fair value of $519,450 and $678,834 at September 30, 2011 and June 30, 2011, respectively, resulting in an impairment reserve through the allowance for loan losses.   Foreclosed real estate was reduced from its recorded investment of $935,294 and $1,219,691 to its fair value of $875,492 and $1,196,183 at September 30, 2011 and June 30, 2011, respectively.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

  Cash and cash equivalents and certificates of deposit: The carrying amounts of cash, due from banks, deposits with the Federal Home Loan Bank of Boston (FHLB), federal funds sold and certificates of deposit approximate fair values as these financial instruments have short maturities.

  Securities: The fair value of securities, excluding FHLB stock, are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

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

  FHLB advances: The fair values of these borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

 Accrued interest: The carrying amounts of accrued interest approximate fair value.

 Off-balance-sheet instruments: The Company’s off-balance-sheet instruments consist of loan commitments. Fair values for loan commitments have not been presented as the future revenue derived from such financial instruments is not significant.

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$3,509	$3,509	$3,106	$3,106
Certificates of deposit	495	495	495	495
Investment securities available for sale	2,117	2,117	1,102	1,102
Investment securities held to maturity	1,175	1,216	972	971
Federal Home Loan Bank stock	1,252	1,252	1,252	1,252
Loans, net	66,753	69,513	67,396	70,381
Accrued interest receivable	278	278	282	282

Financial liabilities
Deposits	53,481	53,289	53,877	53,308
FHLB advances	18,847	19,450	17,634	18,118

10.      Regulatory Matters

On January 26, 2011, the Bank entered into a Memorandum of Understanding with the Office of Thrift Supervision (the “OTS”).  On that same date, the Company and the MHC jointly entered into a separate Memorandum of Understanding with the OTS.  The Memoranda of Understanding require the Bank, the Company and the MHC to take certain measures to improve their safety and soundness but impose no fines or penalties upon the Bank, the Company or the MHC.  Management is addressing the requirements of the Memoranda of Understanding and has communicated progress to the Office of the Comptroller of the Currency which replaced the OTS as primary regulator of the Bank on July 21, 2011.  The Federal Reserve Board is currently the primary regulator of the Company and the MHC.

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

Expenses. The non-interest expenses we incur in operating our business consist of expenses for salaries and employee benefits, occupancy and equipment, data processing, marketing and advertising, professional services, Federal Deposit Insurance Corporation insurance premiums and various other miscellaneous expenses. Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.

Forward-Looking Statements

           Certain statements herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe”, “expect”, “anticipate”, “estimate”, and “intend” or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may.”  These forward-looking statements are based on the beliefs and expectations of management, as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. As a result, actual results may differ from those contemplated by these forward-looking statements as a result of any number of factors.  These factors include, but are not limited to, risks related to the Company’s continued ability to originate quality loans, fluctuation in interest rates, real estate conditions in the Company’s lending areas, changes in the securities or financial markets, changes in loan delinquency and charge-off rates, general and local economic conditions, the Company’s continued ability to attract and retain deposits, the Company’s ability to control costs, new accounting pronouncements, and changing regulatory requirements.  For more information about these factors, please see our Annual Report on Form 10-K filed on September 27, 2011.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.

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

           A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The allowance for loan losses includes specific reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that not all of the contractual interest and principal payments will be collected as scheduled in the loan agreement.  Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. As of September 30, 2011, six impaired loans were assigned a specific reserve of $249,000.  Specific reserves totaling $214,000 were assigned as of June 30, 2011.

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

   Securities.  We classify our investments in two categories: securities available for sale and securities held to maturity.  Investment securities available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss. Debt securities which the Company has the positive intent and ability to hold to maturity, specifically the Company’s municipal bond holdings, are classified as held to maturity and reported at amortized cost.

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

Foreclosed Real Estate.   Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed real estate.

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

           Total Assets. Total assets increased by $625,000, or 0.8%, from $77.9 million at June 30, 2011 to $78.5 million at September 30, 2011. This increase was largely the result of an increase of $1.0 million in investment securities held for sale and $200,000 in investment securities held to maturity, offset by a decrease in loans of $700,000.

Cash and Cash Equivalents. Cash and correspondent bank balances increased by $400,000, or 13.0%, from $3.1 million at June 30, 2011 to $3.5 million at September 30, 2011.  This increase was primarily the result of loan repayments of $700,000 offset by a reduction in deposits of $400,000.

Certificates of Deposit. Certificate of deposit balances remained unchanged at $495,000.

Securities Available for Sale. Securities available for sale totaled $2.1 million at September 30, 2011, an increase of $1.0 million, or 92.1%, from $1.1 million at June 30, 2011. The increase was primarily due to the purchase of three corporate bonds and one mortgage-backed security.  These securities were purchased in light of recent relative weakness in loan demand in our market area as a means to augment income by capturing the spreads available on the securities, which were funded by short-term Federal Home Loan Bank borrowings.  All three corporate bonds were rated at least A or better at the time of purchase.

Net Loans.  Net loans decreased $643,000 or 1.0%, from $67.4 million at June 30, 2011 to $66.8 million at September 30, 2011 as a result of a decrease in residential mortgage loans, commercial loans, home equity and consumer loans.  Residential mortgage loans decreased $118,000, or 0.3%, commercial real estate loans decreased $37,000, or 0.3%, home equity loans decreased $492,000, or 4.4%, and commercial installment loans decreased $556,000, or 12.4%, partially offset by an increase of $457,000, or 293.1%, in construction loans from June 30, 2011 to September 30, 2011.

Deposits and Borrowed Funds. Deposits decreased $396,000, or 0.7%, from $53.9 million at June 30, 2011 to $53.5 million at September 30, 2011. Demand accounts increased $305,000, or 11.7%.  NOW checking accounts decreased $51,000, or 1.6%, and certificates of deposit decreased $228,000, or 0.8%. Money market accounts decreased $196,000, or 1.5% and savings accounts decreased $226,000 or 5.0%.

           Total borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $1.2 million, or 6.9%, from $17.6 million at June 30, 2011 to $18.8 million at September 30, 2011.  The increase in borrowings was to fund the purchases of investment securities.

Total Stockholders’ Equity. Total equity increased $55,000 during the three months ended September 30, 2011, primarily as a result of net income of $61,000, partially offset by a decrease in unrealized gain on investment securities, net of tax, of $8,000.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010

           Net Income (Loss). Net income increased $78,000 to a net income of $61,000 for the three months ended September 30, 2011 compared to a net loss of $17,000 for the three months ended September  30, 2010.   The increase was primarily the result of a decrease in provision for loan losses of $249,000 and an increase in non-interest income of $9,000, partially offset by an increase in total non-interest expenses of $133,000, a decrease in net interest income of $11,000 and an increase in income tax expense of $36,000.

           Net Interest Income.  Net interest income decreased $11,000, or 1.6%, from $702,000, for the three months ended September 30, 2010 to $691,000 for the three months ended September 30, 2011.  The decrease was primarily due to the decrease in interest and dividend income of $94,000 offset by a decrease in interest expense of $83,000.  The interest rate spread increased from 3.57% for the three months ended September 30, 2010 to 3.69% for the three months ended September 30, 2011.  Net interest margin increased from 3.71% for the three months ended September 30, 2010 to 3.79% for the three months ended September 30, 2011.  The average of interest earning assets to interest bearing liabilities decreased from 106.69% to 106.31%.

Interest and Dividend Income. Interest income decreased $94,000, or 8.7%, from $1.1 million for the three months ended September 30, 2010 to $988,000 for the three months ended September 30, 2011.  The decrease was due principally to a decrease in the average balance of interest-earning assets and decrease in yield.  Interest income decreased by $102,000 on loans and increased $8,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.06% for the three months ended September 30, 2010 to 5.75% for the three months ended September 30, 2011 in the generally lower interest rate environment. The average yield on investments, including securities, FHLB stock and interest-bearing deposits,  increased from 1.12% for the three months ended September 30, 2010 to 1.55% for the three months ended September 30, 2011, as the Company increased its investment in higher-yielding securities.

Interest Expense. Interest expense decreased by $83,000, or 21.8%, to $297,000 for the three months ended September 30, 2011 from $380,000 for the three months ended September 30, 2010.  The decrease was due principally to a decrease in the average balance in interest-bearing deposits and the lower cost of funds.  The average cost of these deposits decreased from 1.79% to 1.35% in the generally lower market interest rate environment. Average borrowings from FHLB decreased with the average cost of the borrowings decreasing from 3.16% to 2.84%.

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

	Three Months Ended September 30, 2011 vs 2010

	Increase (Decrease) Due to
			Net Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$(48)	$(54)	$(102)
Investment securities	6	2	8
Federal Home Loan Bank stock	-	1	1
Interest earning deposits	-	(1)	(1)
Total interest-earning assets	(42)	(52)	(94)

Interest-bearing liabilities:
Savings deposits	1	(4)	(3)
NOW accounts	-	(1)	(1)
Money market accounts	(1)	(5)	(6)
Certificates of deposit	(11)	(42)	(53)
Total deposits	(11)	(52)	(63)
Federal Home Loan Bank of Boston advances	(6)	(14)	(20)
Total interest-bearing liabilities	(17)	(66)	(83)

Change in net interest income	$(25)	$14	$(11)

    Provision for Loan Losses. The Company’s provision for loan losses was $29,000 and $279,000 for the three months ended September 30, 2011 and 2010, respectively.  Loan write-downs totaled $67,000 and $141,000 for the three months ended September 30, 2011 and 2010, respectively. During the first quarter of fiscal year 2011, the Bank had completed a comprehensive review of the loan portfolio and related allowance for loan losses. As part of that review, the increase to the provision for loan losses was the result of an increase in specific reserves of $42,000 and an increase in the general valuation reserve of $237,000 due largely to economic conditions, including declining real estate values and loan performance challenges across all segments of the loan portfolio. Our analysis of the adequacy of the allowance considers economic conditions, historical losses and management’s estimate of losses inherent in the portfolio. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income increased $9,000, or 16.3%, to $65,000 for the three months ended September 30, 2011, from $56,000 for the three months ended September 30, 2010. This increase was primarily due to increases of $10,000 in deposit fee income and $3,000 in fee income from loan sales.

Non-interest Expenses. Non-interest expenses increased $133,000, or 26.4%, to $636,000 for the three months ended September 30, 2011, compared to $503,000 for the three months ended September 30, 2010. The increase was primarily the result of an increase in Federal deposit insurance premiums of $46,000, an increase in salary and employee benefits of $26,000, and an increase in provision for losses on foreclosed real estate of $62,000 for the three months ended September 30, 2011.

Income Taxes. Income tax expense increased by $36,000, to a tax expense of $29,000 for the three months ended September 30, 2011, reflecting an effective tax rate of 32.2%, compared to a tax benefit of $7,000 for the three months ended September 30, 2010, reflecting an effective tax rate of 29.3%.

Average Daily Balance Sheet.  The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  All average balances are daily average balances.  The yields set forth below include the effect of deferred fees, and discounts and premiums that are amortized or accreted to interest income or expense.  We do not accrue interest on loans in non-accrual status; however, the balance of these loans is included in the total average balance, which has the effect of lowering average loan yields.

	For the Three Months Ended September 30,
	2011			2010
	Average			Average
	Outstanding			Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
			(Dollars in Thousands)
Interest-earning assets:
Loans	$67,214	$966	5.75%	$70,463	$1,068	6.06%
Investment securities (1)	2,586	20	3.08%	1,765	12	2.76%
Federal Home Loan Bank stock	1,252	1	0.27%	1,252	-	0.00%
Interest-earning deposits	1,868	1	0.29%	2,184	2	0.42%
Total interest-earning assets	72,920	$988	5.42%	75,664	$1,082	5.72%
Non-interest-earning assets	5,161			5,116
Total assets	$78,081			$80,780

Interest-bearing liabilities:
Savings deposits	$4,468	$5	0.42%	$4,192	$8	0.81%
NOW accounts	3,091	3	0.45%	2,803	4	0.61%
Money market accounts	13,291	25	0.76%	13,562	31	0.91%
Certificate of deposit	29,999	138	1.84%	31,855	191	2.39%
Total interest bearing deposits	50,849	171	1.35%	52,412	234	1.79%
FHLB advances	17,743	126	2.84%	18,509	146	3.16%
Total interest-bearing liabilities	$68,592	$297	1.73%	$70,921	$380	2.15%

Non-interest-bearing liabilities:
Demand deposits	3,042			3,336
Other non-interest bearing liabilities	195			304
Total liabilities	71,829			74,561
Retained earnings	6,252			6,219
Total liabilities and capital	$78,081			$80,780

Net interest income		$691			$702
Net interest rate spread (2)			3.69%			3.57%
Net interest earning assets (3)	$4,328			$4,743
Net interest margin (4)			3.79%			3.71%
Average of interest earning assets to interest bearing liabilities	106.31%			106.69%

(1)	Consists of taxable investment securities and one municipal bond. The municipal bond is not presented on a fully taxable basis as the tax equivalent adjustment is not material to the yield.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

           We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-earning deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $3.5 million, including interest-earning deposits of $1.2 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $2.1 million at June 30, 2011, and certificates of deposit at other banks totaled $495,000. At September 30, 2011, we had $18.8 million of outstanding borrowings from FHLB, and the ability to borrow an additional $1.5 million.

           At September 30, the Company had $280,000 in loan commitments outstanding and $4.3 million in unused lines of credit, letters of credit and unadvanced portions of construction loans.

           Certificates of deposit due to mature within one year of September 30, 2011 totaled $15.6 million, or 29.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.

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

Capital Resources

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well-capitalized” under regulatory guidelines.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011

Total capital to risk weighted assets	$6,315,000	12.89%	$3,921,000	8.00%	$4,901,000	10.00%
Tier 1 capital to risk weighted assets	$6,039,000	12.32%	$1,960,000	4.00%	$2,940,000	6.00%
Tier 1 capital to total assets	$6,039,000	7.67%	$3,148,000	4.00%	$3,934,000	5.00%

June 30, 2011

Total capital to risk weighted assets	$6,272,000	12.79%	$3,922,000	8.00%	$4,902,000	10.00%
Tier 1 capital to risk weighted assets	$5,981,000	11.54%	$1,961,000	4.00%	$2,941,000	6.00%
Tier 1 capital to total assets	$5,981,000	7.65%	$3,127,000	4.00%	$3,909,000	5.00%

Memoranda of Understanding

           On January 26, 2011, the Bank entered into a Memorandum of Understanding with the Office of Thrift Supervision (the “OTS”).  On that same date, the Company and its mutual holding company parent, Auburn Bancorp, MHC (the “MHC”), jointly entered into a separate Memorandum of Understanding with the OTS.  The Memoranda of Understanding require the Bank, the Company and the MHC to take certain measures to improve their safety and soundness but impose no fines or penalties upon the Bank, the Company or the MHC.  Management is addressing the requirements of the Memoranda of Understanding and has communicated progress to the Office of the Comptroller of the Currency which replaced the OTS as primary regulator of the Bank on July 21, 2011.  The Federal Reserve Board is  currently the primary regulator of the Company and the MHC.  The Company filed a current report on Form 8-K on January 31, 2011, with additional details of the Memoranda of Understanding, which Form 8-K is incorporated by reference herein.

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

The Company did not repurchase any shares during the quarter ended September 30, 2011.

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

4.1 10.1 10.2 10.3
Stock Certificate of Auburn Bancorp, Inc. **

Form of Auburn Savings Bank Employee Stock Ownership Plan and Trust **

Form of ESOP Loan Commitment Letter and ESOP Loan Documents **

Form of Employment Agreement between Auburn Savings Bank, FSB and Allen T. Sterling **

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INSXBRL	Instance Document ***

101.SCHXBRL	Taxonomy Extension Schema Document ***

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document ***

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document ***

101.LABXBRL	Extension Label Linkbase Document ***

101.PREXBRL	Extension Label Linkbase Document ***

**
Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Company’s Registration Statement on Form S-1, as amended, initially filed on March 14, 2008 and declared effective on May 13, 2008 (File Number 333-149723).

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and June 30, 2011, Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, Consolidated Statements of Changes to Stockholders’ Equity Comprehensive Income for the three months ended September 30, 2011 and 2010, Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010, Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 19 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Auburn Bancorp, Inc.
(Registrant)

Date: November 14, 2011	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Rachel A. Haines
Rachel A. Haines
Senior Vice President and Treasurer (Principal Accounting and Financial Officer)