Form 10-Q
period 2011-12-31
Auburn Bancorp, Inc.
filed 2012-02-13
CIK 1428802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2011

or

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

Common Stock, $0.01 par value, 503,284 shares outstanding as of February 13, 2012.

AUBURN BANCORP, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
December 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2011 (Unaudited) and June 30, 2011

ASSETS
	December 31, 2011	June 30, 2011
	(Unaudited)

Cash and due from banks	$1,953,874	$1,457,220
Interest-earning deposits	3,865,232	1,648,411
Total cash and cash equivalents	5,819,106	3,105,631

Certificates of deposit	248,000	495,000

Investment securities available for sale, at fair value	1,807,126	1,102,025

Investment securities held to maturity, fair value of $1,238,884 at December 31, 2011
and $970,907 at June 30, 2011	1,174,973	971,985

Federal Home Loan Bank stock, at cost	1,251,700	1,251,700

Loans	65,257,183	68,303,266
Less allowance for loan losses	(888,317)	(906,989)
Net loans	64,368,866	67,396,277

Property and equipment, net	1,767,856	1,799,455

Foreclosed real estate, net of allowance of $126,196 at
December 31, 2011 and $23,508 at June 30, 2011	648,500	1,196,183

Accrued interest receivable
Investments	26,191	16,526
Mortgage-backed securities	1,395	363
Loans	255,916	265,563

Prepaid expenses and other assets	246,303	311,456

Total assets	$77,615,932	$77,912,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits	$53,715,519	$53,876,926
Federal Home Loan Bank advances	17,810,101	17,634,474
Accrued interest and other liabilities	30,962	280,552
Total liabilities	71,556,582	71,791,952

Stockholders’ Equity
Preferred Stock, 1,000,000 shares authorized, no shares issued or outstanding	-	-
Common Stock, $.01 par value per share, 10,000,000 shares authorized,
503,284 shares issued and outstanding at December 31 and June 30, 2011	5,033	5,033
Additional paid-in capital	1,463,133	1,465,501
Retained earnings	4,737,104	4,783,236
Accumulated other comprehensive loss	(18,782)	(641)
Unearned compensation (ESOP shares)	(127,138)	(132,917)
Total stockholders’ equity	6,059,350	6,120,212

Total liabilities and stockholders’ equity	$77,615,932	$77,912,164

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three Months Ended December 31, 2011 and 2010

	Three Months Ended December 31,
	2011	2010
	(Unaudited)
Interest and dividend income:
Interest on loans	$930,231	$1,053,581
Interest on investments and other interest-earning deposits	27,266	13,381
Dividends on Federal Home Loan Bank stock	946	-
Total interest and dividend income	958,443	1,066,962

Interest expense:
Interest on deposits and escrow accounts	167,580	218,356
Interest on Federal Home Loan Bank advances	125,207	150,189
Total interest expense	292,787	368,545

Net interest income	665,656	698,417

Provision for loan losses	29,100	25,217

Net interest income after provision for loan losses	636,556	673,200

Non-interest income:
Net gain on sales of loans	42,346	70,510
Net loss on sale of other assets	(17,570)	(32,942)
Net gain on sale of investment securities	338	-
Other non-interest income	46,612	40,868
Total non-interest income	71,726	78,436

Non-interest expenses:
Salaries and employee benefits	287,095	257,007
Occupancy expense	33,077	25,459
Depreciation	23,659	23,764
Federal deposit insurance premiums	39,336	24,343
Computer charges	48,059	42,596
Advertising expense	3,367	19,671
Consulting expense	14,970	15,633
Net provision for losses on foreclosed real estate	205,222	15,226
Other operating expenses	220,837	157,847
Total non-interest expenses	875,622	581,546

Income (loss) before income taxes	(167,340)	170,090

Income tax expense (benefit)	(60,157)	60,466

Net income (loss)	$(107,183)	$109,624

Net income (loss) per common share	$(0.22)	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Six Months Ended December 31, 2011 and 2010

	Six Months Ended December 31,
	2011	2010
	(Unaudited)
Interest and dividend income:
Interest on loans	$1,896,168	$2,121,152
Interest on investments and other interest-earning deposits	48,556	27,889
Dividends on Federal Home Loan Bank stock	1,789	-
Total interest and dividend income	1,946,513	2,149,041

Interest expense:
Interest on deposits and escrow accounts	338,871	452,573
Interest on Federal Home Loan Bank advances	251,399	296,369
Total interest expense	590,270	748,942

Net interest income	1,356,243	1,400,099

Provision for loan losses	58,230	304,014

Net interest income after provision for loan losses	1,298,013	1,096,085

Non-interest income:
Net gain on sales of loans	68,210	92,905
Net loss on sale of other assets	(107,211)	(39,326)
Net gain on sale of investment securities	921	-
Other non-interest income	102,526	80,570
Total non-interest income	64,446	134,149

Non-interest expenses:
Salaries and employee benefits	542,316	486,526
Occupancy expense	65,550	49,275
Depreciation	48,023	47,819
Federal deposit insurance premiums	98,354	37,784
Computer charges	96,277	84,709
Advertising expense	6,408	42,161
Consulting expense	55,533	31,673
Net provision for losses on foreclosed real estate	205,012	11,084
Other operating expenses	322,270	293,749
Total non-interest expenses	1,439,743	1,084,780

Income (loss) before income taxes	(77,284)	145,454

Income tax expense (benefit)	(31,152)	53,256

Net income (loss)	$(46,132)	$92,198

Net income (loss) per common share	$(0.09)	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended December 31, 2011 and 2010 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP shares	Total

Balance, June 30, 2010	$5,033	$1,468,928	$4,719,099	$1,368	$(144,475)	$6,049,953
Comprehensive income
Net income	-	-	92,198	-	-	92,198
Other comprehensive income
Unrealized holding gain on securities,
net of taxes of $1,448	-	-	-	2,811	-	2,811

Total comprehensive income	-	-	92,198	2,811	-	95,009

Common stock held by ESOP committed to be
released (547 shares)	-	(1,899)	-	-	5,473	3,574

Balance, December 31, 2010	$5,033	$1,467,029	$4,811,297	$4,179	$(139,002)	$6,148,536

Balance, June 30, 2011	$5,033	$1,465,501	$4,783,236	$(641)	$(132,917)	6,120,212
Comprehensive loss
Net loss	-	-	(46,132)	-	-	(46,132)
Other comprehensive loss
Unrealized holding loss on securities,
net of taxes of $(9,032)	-	-	-	(17,533)	-	(17,533)
Reclassification adjustment for
items included in net income, net of
taxes of $(313)	-	-	-	(608)	-	(608)

Total comprehensive loss	-	-	(46,132)	(18,141)	-	(64,273)

Common stock held by ESOP committed to be
released (578 shares)	-	(2,368)	-	-	5,779	3,411

Balance, December 31, 2011	$5,033	$1,463,133	$4,737,104	$(18,782)	$(127,138)	$6,059,350

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Six Months Ended December 31, 2011 and 2010 (Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:

Net income (loss)	$(46,132)	$92,198

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	48,023	47,819
Net amortization (accretion) of discounts and premiums on investment securities	13,794	(17,367)
Provision for loan losses	58,230	304,014
Net provision for losses on foreclosed real estate	205,012	11,084
Deferred income tax benefit	6,765	-
Net gain on sale of investment securities available for sale	(921)	-
Gain on sales of loans	(68,210)	(92,905)
Proceeds from sale of loans	1,406,587	2,080,561
Originations of loans sold	(1,347,700)	(1,996,810)
Loss on foreclosed real estate	21,946	14,096
ESOP expense	3,411	3,880
Net decrease in prepaid expenses and other assets	65,153	3,649
Net increase in accrued interest receivable	(1,050)	(5,793)
Net decrease in accrued interest payable and other liabilities	(247,010)	(78,720)

Net cash provided by operating activities	117,898	365,706

Cash flows from investing activities:
Purchase of investment securities available for sale	(1,295,068)	(708,594)
Purchase of investment securities held to maturity	(203,409)	-
Proceeds from maturities, calls and principal paydowns on investment securities available for sale	550,029	58,882
Proceeds from sale of other real estate owned	524,980	103,380
Net change in certificates of deposit	247,000	100,000
Net decrease (increase) in loans to customers	2,774,249	(1,634,507)
Capital expenditures	(16,424)	(24,229)

Net cash provided by (used in) investing activities	2,581,357	(2,105,068)

Cash flows from financing activities:
Advances from Federal Home Loan Bank	1,500,000	2,000,000
Repayment of advances from Federal Home Loan Bank	(1,250,000)	(500,000)
Net change in short-term borrowings	(74,373)	(72,649)
Net decrease in deposits	(161,407)	(1,626,514)
Redemption of ESOP shares	-	(306)

Net cash provided by (used in) financing activities	14,220	(199,469)

Net increase (decrease) in cash and cash equivalents	2,713,475	(1,938,831)

Cash and cash equivalents, beginning of period	3,105,631	5,279,436

Cash and cash equivalents, end of period	$5,819,106	$3,340,605

Supplementary cash flow information:
Cash paid during the period for:
Interest	$589,672	$746,544
Income taxes	$220,562	$100,930
Transfer of loans to foreclosed real estate	$106,844	$351,539
Financed sale of foreclosed real estate	$97,411	$-

The accompanying notes are an integral part of these consolidated financial statements.

AUBURN BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.        Basis of Presentation

The financial information included herein presents the consolidated financial condition and results of operations for Auburn Bancorp, Inc. and its wholly-owned subsidiary, Auburn Savings Bank, FSB, as of December 31, 2011 and June 30, 2011, and for the interim periods ended December 31, 2011 and 2010.  Except for the June 30, 2011 Consolidated Balance Sheet, the financial information is unaudited; however, in the opinion of management, the information reflects all adjustments, consisting of normal recurring adjustments, that are necessary to make the financial statements not misleading.  The results shown for the three and six months ended December 31, 2011 and 2010 are not necessarily indicative of the results to be obtained for a full fiscal year. The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2011 included in the Company’s Annual Report on Form 10-K (File No. 000-53370) filed at the Securities and Exchange Commission on September 27, 2011.

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

Certain amounts in the December 31, 2010 interim financial statements have been reclassified to conform to the December 31, 2011 interim financial statement presentation.

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

The Company may not declare or pay a cash dividend on any of its common stock, if the effect thereof would cause the regulatory capital of the Bank to be reduced below the amount required under Office of the Comptroller of the Currency (“OCC”) rules and regulations.

Auburn Bancorp, Inc.’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “ABBB.”

3.        Impact of Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active markets for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for the Company with the reporting period beginning July 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which became effective for the Company with reporting periods beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date of a requirement in ASU 2011-05 related to reclassifications of items out of accumulated other comprehensive income.  The deferral in the effective date was made to allow the FASB time to redeliberate whether to require presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

4.        Securities

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows:

	December 31, 2011				June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Corporate bonds and other obligations	$1,283,260	$199	$(31,189)	$1,252,270	$1,015,749	$4,073	$(7,500)	$1,012,322
Federal National Mortgage Association (FNMA) mortgage-backed securities	542,323	3,207	(1,087)	544,443	77,244	2,812	(1,030)	79,026
U.S. Government sponsored enterprise securities	2	411	-	413	2	675	-	677
Corporate common stock	10,000	-	-	10,000	10,000	-	-	10,000
Total	$1,835,585	$3,817	$(32,276)	$1,807,126	$1,102,995	$7,560	$(8,530)	$1,102,025

Securities held to maturity
Municipal bonds	$1,174,973	$63,911	$-	$1,238,884	$971,985	$7,800	$(8,878)	$970,907
Total	$1,174,973	$63,911	$-	$1,238,884	$971,985	$7,800	$(8,878)	$970,907

During the third quarter of fiscal year 2012, $1.2 million of municipal bonds that had been previously classified as held to maturity at purchase were sold at a gain of approximately $72,000.  This change reflects management’s decision during the third quarter of 2012 to increase liquidity and capital based on regulatory recommendations.

Investments with a fair value of $3,036,000 and $2,063,000 at December 31 and June 30, 2011, respectively, are held in a custody account to collateralize certain deposits.

The amortized cost and fair value of debt securities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011		June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$251,123	$251,322	$765,749	$769,823
Over 1 year through 5 years	1,032,137	1,000,948	250,000	242,500
After 10 years	1,174,973	1,238,884	971,985	970,906
	2,458,233	2,491,154	1,987,734	1,983,229
Mortgage-backed securities	542,323	544,443	77,244	79,026

Total debt securities	$3,000,556	$3,035,597	$2,064,978	$2,062,255

Information pertaining to securities with gross unrealized losses at December 31 and June 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2011
Corporate bonds	$1,000,948	$31,189	$-	$-	$1,000,948	$31,189
FNMA mortgage-backed securities	39,600	1,087	-	-	39,600	1,087
Total	$1,040,548	$32,276	$-	$-	$1,040,548	$32,276

June 30, 2011
Municipal bonds	$-	$-	$594,927	$8,878	$594,927	$8,878
Corporate bonds	-	-	242,500	7,500	242,500	7,500
FNMA mortgage-backed securities	-	-	43,461	1,030	43,461	1,030
Total	$-	$-	$880,888	$17,408	$880,888	$17,408

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

At December 31, 2011, five debt securities with unrealized losses had depreciated 3% in total from the amortized cost basis.  At June 30, 2011, seven debt securities with unrealized losses had depreciated 2% in total from the amortized cost basis. These unrealized losses related principally to current interest rates for similar types of securities compared to the underlying yields on these securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition and the Company’s ability to hold such securities. The Company did not record an other-than-temporary impairment loss during the six months ended December 31, 2011 and 2010.

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

The following tables provide information relative to credit quality and allowance for credit losses as of and for the three and six months ended December 31, 2011 and as of and for the year ended June 30, 2011.

	Commercial Non-Real Estate	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended December 31, 2011

Allowance for credit losses:
Beginning balance	$261,648	$185,358	$383,578	$23,732	$15,258	$869,574
Reclassification	(1,807)	-	(6,153)	(2,502)	-	(10,462)
Recoveries	-	-	-	105	-	105
Provision (reduction)	8,598	(59,365)	73,837	(5,531)	11,561	29,100
Ending balance	$268,439	$125,993	$451,262	$15,804	$26,819	$888,317

Six months ended December 31, 2011

Allowance for credit losses:
Beginning balance	$167,859	$245,897	$327,438	$12,633	$153,162	$906,989
Charge-offs	-	(25,225)	(39,328)	(1,992)	-	(66,545)
Reclassification	(1,807)	-	(6,153)	(2,502)	-	(10,462)
Recoveries	-	-	-	105	-	105
Provision (reduction)	102,387	(94,679)	169,305	7,560	(126,343)	58,230
Ending balance	$268,439	$125,993	$451,262	$15,804	$26,819	$888,317

As of December 31, 2011

Allowance for credit losses:
Ending balance	$268,439	$125,993	$451,262	$15,804	$26,819	$888,317
Individually evaluated for impairment	116,325	-	83,433	98	-	199,856
Collectively evaluated for impairment	152,114	125,993	367,829	15,706	26,819	688,461

Loans
Ending balance:	$4,324,101	$9,889,785	$50,300,709	$742,588	$-	$65,257,183
Individually evaluated for impairment	568,736	83,000	764,326	2,834	-	1,418,896
Collectively evaluated for impairment	3,755,365	9,806,785	49,536,383	739,754	-	63,838,287

Year ended June 30, 2011

Allowance for loan losses:
Beginning balance	$65,874	$157,173	$261,246	$7,819	$-	$492,112
Charge-offs	(42,290)	(92,438)	(14,953)	(6,149)	-	(155,830)
Recoveries	1,500	-	-	2,265	-	3,765
Provision	142,775	181,162	81,145	8,698	153,162	566,942
Ending balance	$167,859	$245,897	$327,438	$12,633	$153,162	$906,989

As of June 30, 2011

Allowance for loss losses:
Ending balance	$167,859	$245,897	$327,438	$12,633	$153,162	$906,989
Individually evaluated for impairment	107,057	85,219	19,606	2,198	-	214,080
Collectively evaluated for impairment	60,802	160,678	307,832	10,435	153,162	692,909

Loans
Ending balance:	$4,484,857	$11,262,751	$51,658,638	$897,020	$-	$68,303,266
Individually evaluated for impairment	356,700	417,211	116,805	2,198	-	892,914
Collectively evaluated for impairment	4,128,157	10,845,540	51,541,833	894,822	-	67,410,352

The Bank’s provision for loan losses was $29,100 and $25,217 for the three months ended December 31, 2011 and 2010, respectively.  The Bank has completed a comprehensive review of the loan portfolio and related allowance for loan losses, and has adjusted its allowance for loan losses to $888,317 at December 31, 2011 which now represents 1.36% of total loans, compared to an allowance of $906,989, representing 1.33% of total loans at June 30, 2011.

The Bank reclassified $10,462 from the allowance for credit losses to an off-balance sheet reserve liability during the three month period ended December 31, 2011.

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

Residential Real Estate Loans. The Bank’s primary lending activity consists of the origination of one- to four-family residential mortgage loans, substantially all of which are secured by properties located in its primary market area.  The Bank offers fixed-rate mortgage loans, which generally have terms of 15, 20 or 30 years.  Continued record low rates on fixed rate mortgage loan products have eliminated the consumer demand for adjustable rate loans.  Therefore, the bank has eliminated offering adjustable rate mortgage loans.

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

2.
Good – Well established local company, favorable industry conditions, company compares favorably to its industry, capable management team with sufficient depth, unqualified opinion on audited financial statements from a reputable CPA firm, loans secured by marketable securities, longstanding Bank customer, financial statement, fully supported.

3.
Pass/Watch – High – Well to recently established business, industry conditions fair to good, above average to average performance comparisons relative to industry, capable management team, financial statement evidences ability to service debt.

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

6.
Doubtful – A loan classified in this category has all the weaknesses inherent in a “5” rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

7.	Loss – Assets that are considered uncollectible and are not warranted as a bank asset.

Loan balances by rating are as follows:

Credit Quality Indicators

Commercial Credit Risk Exposure
Credit Risk Profile by Internally Assigned Grade

		As of December 31, 2011		As of June 30, 2011
Grade:		Commercial Non-Real Estate	Commercial Real Estate	Commercial Non-Real Estate	Commercial Real Estate
	Excellent/Good	$2,316,722	$7,373,559	$2,587,881	$7,469,883
	Pass/Watch	112,521	2,037,356	940,264	2,801,893
	Special Mention	889,223	-	600,012	-
	Substandard	950,735	478,870	-	573,764
	Doubtful	-	-	300,000	417,211
	Loss	54,900	-	56,700	-
	Total	$4,324,101	$9,889,785	$4,484,857	$11,262,751

Residential/Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		As of December 31, 2011		As of June 30, 2011
Grade:		Residential (1st and 2nd)	Consumer	Residential (1st and 2nd)	Consumer
	Excellent/Good	$47,481,946	$724,983	$49,749,667	$880,802
	Pass/Watch	655,350	14,771	561,626	14,020
	Special Mention	578,834	-	968,470	-
	Substandard	1,584,579	2,834	262,070	-
	Doubtful	-	-	116,805	-
	Loss	-	-	-	2,198
	Total	$50,300,709	$742,588	$51,658,638	$897,020

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

Impaired Loans
As of and for the Three Months Ended December 31, 2011

				Three months ended		Six months ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial real estate	$83,000	$83,000	$-	$83,000	$-	$83,000	$-
Residential real estate	164,062	164,062	-	164,062	-	174,509	-

With an allowance recorded:
Commercial non-real estate	$568,736	$568,736	$116,325	$569,036	$4,294	$569,436	$4,294
Residential real estate	600,264	600,264	83,433	600,546	3,659	601,150	9,324
Consumer	2,834	2,834	98	2,834	-	2,834	-

Total:
Commercial non-real estate	$568,736	$568,736	$116,325	$569,036	$4,294	$569,436	$4,294
Commercial real estate	83,000	83,000	-	83,000	-	83,000	-
Residential real estate	764,326	764,326	83,433	764,608	3,659	775,659	9,324
Consumer	2,834	2,834	98	2,834	-	2,834	-
	$1,418,896	$1,418,896	$199,856	$1,419,478	$7,953	$1,430,929	$13,618

Impaired Loans
As of and for the Year Ended June 30, 2011

				Year ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial non-real estate	$356,700	$356,700	$107,057	$357,780	$12,841
Commercial real estate	417,211	417,211	85,219	417,326	28,001
Residential real estate	116,805	116,805	19,606	117,091	8,709
Consumer	2,198	2,198	2,198	2,431	77

Total:
Commercial non-real estate	$356,700	$356,700	$107,057	$357,780	$12,841
Commercial real estate	417,211	417,211	85,219	417,326	28,001
Residential real estate	116,805	116,805	19,606	117,091	8,709
Consumer	2,198	2,198	2,198	2,431	77
	$892,914	$892,914	$214,080	$894,628	$49,628

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

As of December 31, 2011, the Bank had one troubled debt restructuring with a balance of $55,000 for which a 100% specific reserve has been provided.  The Bank did not have any troubled debt restructurings that involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.

Information regarding aging of loans is as follows:

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment Loans > 90 Days and Accruing	Recorded Investment Loans on Non-Accrual Status
Commercial non-real estate	$17,211	$-	$-	$17,211	$4,306,890	$4,324,101	$-	$54,900
Commercial real estate	108,276	765,342	412,170	1,285,788	8,603,997	9,889,785	-	412,170
Residential real estate	977,377	16,801	1,102,807	2,096,985	48,203,724	50,300,709	-	1,102,807
Consumer	14,771	-	2,834	17,605	724,983	742,588	-	2,834

	$1,117,635	$782,143	$1,517,811	$3,417,589	$61,839,594	$65,257,183	$-	$1,572,711

As of June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment Loans > 90 Days and Accruing	Recorded Investment Loans on Non-Accrual Status
Commercial non-real estate	$19,022	$-	$-	$19,022	$4,465,835	$4,484,857	$-	$56,700
Commercial real estate	203,355	83,375	271,464	558,194	10,704,557	11,262,751	-	271,464
Residential real estate	633,042	305,068	137,618	1,075,728	50,582,910	51,658,638	-	357,656
Consumer	94,176	-	2,198	96,374	800,646	897,020	-	2,198

	$949,595	$388,443	$411,280	$1,749,318	$66,553,948	$68,303,266	$-	$688,018

6.        Net Income (Loss) Per Share

Basic net income (loss) per common share is determined by dividing net income (loss) by the adjusted weighted average number of common shares outstanding during the period. The adjusted outstanding common shares equals the gross number of common shares issued less unallocated shares of the ESOP. Net income (loss) per common share for the three months and the six months ended December 31, 2011 and 2010 is based on the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net income (loss)	$(107,183)	$109,624	$(46,132)	$92,198

Weighted average common shares outstanding	503,284	503,284	503,284	503,284
Less: Average unallocated ESOP shares	(12,810)	(13,986)	(12,955)	(14,126)

Adjusted weighted average common shares outstanding	490,474	489,298	490,329	489,158

Net income (loss) per common share	$(0.22)	$0.22	$(0.09)	$0.19

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

The components of total comprehensive income (loss) and related tax effects for the three and six months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income (loss)	$(107,183)	$109,624	$(46,132)	$92,198
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities
available for sale arising during the period	(14,683)	(18,395)	(26,565)	4,259
Reclassificaton adjustment for items included
in net income	(338)	-	(921)	-

Tax effect	5,107	6,254	9,345	(1,448)

Other comprehensive income (loss), net of tax	(9,914)	(12,141)	(18,141)	2,811

Total comprehensive income (loss)	$(117,097)	$97,483	$(64,273)	$95,009

8.	Employee Stock Ownership Plan

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Expense related to the ESOP for the three months ended December 31, 2011 and 2010 approximated $2,000 for both periods and for the six months ended December 31, 2011 and 2010 approximated $3,000 and $4,000, respectively.  The fair value of the unallocated shares as of December 31, 2011 and 2010 was $127,000 and $139,000, respectively.

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

The balances of assets measured at fair value on a recurring basis are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Investment securities available for sale
Corporate bonds and other obligations	$1,252,270	$-	$1,252,270	$-
FNMA mortgage-backed securities	544,443	-	544,443	-
U.S. Government sponsored enterprise securities	413	-	413	-
Corporate common stock	10,000	-	10,000	-

June 30, 2011
Investment securities available for sale
Corporate bonds and other obligations	$1,012,322	$-	$1,012,322	$-
FNMA mortgage-backed securities	79,026	-	79,026	-
U.S. Government sponsored enterprise securities	677	-	677	-
Corporate common stock	10,000	-	10,000	-

The balances of assets measured at fair value on a nonrecurring basis are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Assets:
Impaired loans	$971,978	$-	$971,978	$-
Foreclosed real estate	648,500	-	648,500	-

June 30, 2011
Assets:
Impaired loans	$678,834	$-	$678,834	$-
Foreclosed real estate	1,196,183	-	1,196,183	-

Certain impaired loans were reduced from their recorded investment of $1,171,834 and $892,914 to their fair value of $971,978 and $678,834 at December 31, 2011 and June 30, 2011, respectively, resulting in an impairment reserve through the allowance for loan losses.   Foreclosed real estate was reduced from its recorded investment of $774,696 and $1,219,691 to its fair value of $648,500 and $1,196,183 at December 31, 2011 and June 30, 2011, respectively.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

  Cash and cash equivalents and certificates of deposit: The carrying amounts of cash, due from banks, deposits with the Federal Home Loan Bank of Boston (“FHLB”), federal funds sold and certificates of deposit approximate fair values as these financial instruments have short maturities.

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

  Loans receivable: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$5,819	$5,819	$3,106	$3,106
Certificates of deposit	248	248	495	495
Investment securities available for sale	1,807	1,807	1,102	1,102
Investment securities held to maturity	1,175	1,239	972	971
Federal Home Loan Bank stock	1,252	1,252	1,252	1,252
Loans, net	64,369	66,171	67,396	70,381
Accrued interest receivable	284	284	282	282

Financial liabilities
Deposits	53,716	53,583	53,877	53,308
FHLB advances	17,810	18,376	17,634	18,118

10.       Regulatory Matters

On January 26, 2011, the Bank entered into a Memorandum of Understanding with the Office of Thrift Supervision (the “OTS”).  On that same date, the Company and the MHC jointly entered into a separate Memorandum of Understanding with the OTS.  The Memoranda of Understanding require the Bank, the Company and the MHC to take certain measures to improve their safety and soundness but impose no fines or penalties upon the Bank, the Company or the MHC.  Management is addressing the requirements of the Memoranda of Understanding and has communicated progress to the OCC which replaced the OTS as primary regulator of the Bank on July 21, 2011.  The Federal Reserve Board is currently the primary regulator of the Company and the MHC.

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

Subsequent events have been evaluated and management determined there were no subsequent events to be recorded or disclosed in these consolidated financial statements, except as follows:

In January 2012, the Company’s board of directors approved the termination of the registration of its common stock under the Securities Exchange Act of 1934.  Management expects a Form 15 will be filed with the Securities and Exchange Commission (the “SEC”) on or about February 22, 2012 in order to effect such deregistration.  The obligation of the Company to file periodic reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, will be suspended upon filing of the Form 15.  Once the Form 15 is effective, which is expected to occur within 90 days of filing, the obligations of the Company to file proxy materials and other reports with the SEC will also be suspended.

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

         A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management considers factors including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due when determining impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  The allowance for loan losses includes specific reserve amounts assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that not all of the contractual interest and principal payments will be collected as scheduled in the loan agreement.  Under this method, loans are selected for evaluation based on internal risk ratings or non-accrual status. A specific reserve is allocated to an individual loan when that loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of its collateral value, the present value of anticipated future cash flows, or its net realizable value. As of December 31, 2011, nine impaired loans were assigned a specific reserve of $200,000.  Specific reserves totaling $214,000 were assigned as of June 30, 2011.

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

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

         Total Assets. Total assets decreased by $296,000, or 0.4%, from $77.9 million at June 30, 2011 to $77.6 million at December 31, 2011. This decrease was largely the result of a decrease of $3.0 million in net loans, partially offset by an increase in cash and cash equivalents of $2.7 million.

Cash and Cash Equivalents. Cash and correspondent bank balances increased by $2.7 million, or 87.4%, from $3.1 million at June 30, 2011 to $5.8 million at December 31, 2011.  This increase was primarily the result of loan repayments of $3 million.

Certificates of Deposit. Certificate of deposit balances decreased $247,000, or 49.9% from $495,000 at June 30, 2011 to $248,000 at December 31, 2011.  The decrease was a result of a maturity that occurred during the quarter.

Securities Available for Sale. Securities available for sale totaled $1.8 million at December 31, 2011, an increase of $705,000, or 64.0%, from $1.1 million at June 30, 2011. The increase was primarily due to the purchase of three corporate bonds and one mortgage-backed security.  These securities were purchased in light of recent relative weakness in loan demand in our market area as a means to augment income by capturing the spreads available on the securities, which were funded by short-term Federal Home Loan Bank borrowings.  All three corporate bonds were rated at least A or better at the time of purchase.

Net Loans.  Net loans decreased $3 million or 4.5%, from $67.4 million at June 30, 2011 to $64.4 million at December 31, 2011 as a result of a decrease in residential mortgage loans, commercial loans, home equity and consumer loans.  Residential mortgage loans decreased $905,000, or 2.2%, commercial real estate loans decreased $1.4 million, or 12.2%, home equity loans decreased $803,000, or 7.2%, consumer loans decreased $154,000, or 17.2% and commercial installment loans decreased $161,000, or 3.6%, partially offset by an increase of $301,000, or 193.1%, in construction loans from June 30, 2011 to December 31, 2011.

Deposits and Borrowed Funds. Deposits decreased $161,000, or 0.3%, from $53.9 million at June 30, 2011 to $53.7 million at December 31, 2011. Demand accounts decreased $77,000, or 2.9%.  NOW checking accounts increased $26,000, or 0.8%, and certificates of deposit decreased $149,000, or 0.5%. Money market accounts increased $174,000, or 1.3% and savings accounts decreased $136,000 or 3.0%.

Total borrowings from the Federal Home Loan Bank of Boston (“FHLB”) increased $176,000, or 1.0%, from $17.6 million at June 30, 2011 to $17.8 million at December 31, 2011.  The increase in borrowings was to fund the purchases of investment securities, offset by maturities.

Total Stockholders’ Equity. Total equity decreased $61,000 during the six months ended December 31, 2011, primarily as a result of net loss of $46,000 and an increase in unrealized loss on investment securities, net of tax, of $18,000.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and December 31, 2010

Net Income (Loss). Net income decreased $217,000 to a net loss of $107,000 for the three months ended December 31, 2011 compared to net income of $110,000 for the three months ended December 31, 2010.   The decrease was primarily the result of an increase of $294,000 in non-interest expenses ($190,000 of which represented an increase in provision for losses on foreclosed real estate) partially offset by a resulting $121,000 decrease in income tax expense.

Net Interest Income.  Net interest income decreased $32,000, or 4.7%, from $698,000 for the three months ended December 31, 2010 to $666,000 for the three months ended December 31, 2011.  The decrease was primarily due to the decrease in interest and dividend income of $109,000 offset by a decrease in interest expense of $76,000.  The interest rate spread decreased from 3.55% for the three months ended December 31, 2010 to 3.53% for the three months ended December 31, 2011.  Net interest margin decreased from 3.68% for the three months ended December 31, 2010 to 3.62% for the three months ended December 31, 2011.  The average of interest earning assets to interest bearing liabilities decreased from 106.77% to 105.70%.

Interest and Dividend Income. Interest income decreased $109,000, or 10.2%, from $1.1 million for the three months ended December 31, 2010 to $958,000 for the three months ended December 31, 2011.  The decrease was due principally to a decrease in the average balance of interest-earning assets and decrease in yield.  Interest income decreased by $123,000 on loans and increased $15,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 5.98% for the three months ended December 31, 2010 to 5.69% for the three months ended December 31, 2011 in the generally lower interest rate environment. The average yield on investments, including securities, FHLB stock and interest-bearing deposits,  increased from 0.98% for the three months ended December 31, 2010 to 1.37% for the three months ended December 31, 2011, as the Company increased its investment in higher-yielding securities.

Interest Expense. Interest expense decreased by $76,000, or 20.6%, to $293,000 for the three months ended December 31, 2011 from $369,000 for the three months ended December 31, 2010.  The decrease was due principally to a decrease in the average balance in interest-bearing deposits and the lower cost of funds.  The average cost of these deposits decreased from 1.71% to 1.31% in the generally lower market interest rate environment. Average borrowings from FHLB decreased with the average cost of the borrowings decreasing from 3.02% to 2.69%.

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

	Three Months Ended December 31, 2011 vs 2010
	Increase (Decrease) Due to
	Volume	Rate	Net Increase (Decrease)
Interest-earning assets:
Loans	$(73)	$(50)	$(123)
Investment securities	10	4	14
Federal Home Loan Bank stock	-	1	1
Interest earning deposits	1	(1)	-
Total interest-earning assets	(62)	(46)	(108)

Interest-bearing liabilities:
Savings deposits	-	(1)	(1)
NOW accounts	1	(1)	-
Money market accounts	2	(1)	1
Certificates of deposit	(10)	(41)	(51)
Total deposits	(7)	(44)	(51)
Federal Home Loan Bank of Boston advances	(9)	(16)	(25)
Total interest-bearing liabilities	(16)	(60)	(76)

Change in net interest income	$(46)	$14	$(32)

Provision for Loan Losses. The Company’s provision for loan losses was $29,000 and $25,000 for the three months ended December 31, 2011 and 2010, respectively.  Loan charge-offs totaled $0 and $3,000 for the three months ended December 31, 2011 and 2010, respectively. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

Non-interest Income. Total non-interest income decreased $6,000, or 8.6%, to $72,000 for the three months ended December 31, 2011, from $78,000 for the three months ended December 31, 2010. This decrease was primarily due to a decrease in net gain on sales of loans of $28,000 partially offset by a decrease of $15,000 in net loss on sale of real estate owned, and an increase in other noninterest income of $6,000.

Non-interest Expenses. Non-interest expenses increased $294,000, or 50.6%, to $876,000 for the three months ended December 31, 2011, compared to $582,000 for the three months ended December 31, 2010. The increase was primarily the result of an increase in losses on sale of foreclosed real estate of $190,000, accounting expenses of $31,000, Federal deposit insurance premiums of $15,000, and an increase in salary and employee benefits of $30,000 for the three months ended December 31, 2011.

Income Taxes. Income tax benefit increased by $121,000, to a tax benefit of $60,000 for the three months ended December 31, 2011, reflecting an effective tax rate of 35.9%, compared to a tax expense of $60,000 for the three months ended December 31, 2010, reflecting an effective tax rate of 35.5%.

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

	For the Three Months Ended December 31,
	2011			2010
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$65,412	$930	5.69%	$70,439	$1,053	5.98%
Investment securities (1)	3,207	25	3.14%	1,808	11	2.45%
Federal Home Loan Bank stock	1,252	1	0.30%	1,252	-	0.00%
Interest-earning deposits	3,763	2	0.22%	2,377	2	0.39%
Total interest-earning assets	73,634	$958	5.21%	75,876	$1,066	5.62%
Non-interest-earning assets	5,299			5,031
Total assets	$78,933			$80,907

Interest-bearing liabilities:
Savings deposits	$4,341	$4	0.37%	$4,199	$5	0.50%
NOW accounts	3,258	3	0.40%	2,728	3	0.51%
Money market accounts	13,351	24	0.72%	12,440	23	0.75%
Certificate of deposit	30,080	136	1.81%	31,824	187	2.34%
Total interest bearing deposits	51,030	167	1.31%	51,191	218	1.71%
FHLB advances	18,633	125	2.69%	19,873	150	3.02%
Total interest-bearing liabilities	$69,663	$292	1.68%	$71,064	$368	2.07%

Non-interest-bearing liabilities:
Demand deposits	3,072			3,476
Other non-interest bearing liabilities	(8)			165
Total liabilities	72,727			74,705
Retained earnings	6,206			6,201
Total liabilities and capital	$78,933			$80,906

Net interest income		$666			$698
Net interest rate spread (2)			3.53%			3.55%
Net interest earning assets (3)	$3,971			$4,812
Net interest margin (4)			3.62%			3.68%
Average of interest earning assets to
interest bearing liabilities	105.70%			106.77%

(1)	Consists of taxable investment securities and one municipal bond. The municipal bond is not presented on a fully taxable basis as the tax equivalent adjustment is not material to the yield.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended December 31, 2011 and December 31, 2010

           Net Income (Loss). Net income decreased $138,000 to a net loss of $46,000 for the six months ended December 31, 2011 compared to net income of $92,000 for the six months ended December 31, 2010. The decrease was primarily the result of a decrease of $44,000 in net interest income, a decrease in non-interest income of $70,000, an increase of $194,000 in provision for losses on foreclosed real estate and an increase in other non-interest expenses of $355,000, partially offset by a decrease in provision for loan losses of $246,000 and a resulting decrease in tax expense of $84,000.

Net Interest Income.  Net interest income decreased $44,000, or 3.1%, for the six months ended December 31, 2011 compared to the six months ended December 31, 2010.  The decrease was primarily due to the decrease in interest and dividend income of $203,000 partially offset by a decrease in interest expense of $159,000.  The interest rate spread increased from 3.56% for the six months ended December 31, 2010 to 3.60% for the six months ended December 31, 2011.  Net interest margin remained the same at 3.70% for each of the six months ended December 31, 2011 and 2010.

Interest and Dividend Income. Interest and dividend income decreased $203,000, or 9.4%, from $2.1 million for the six months ended December 31, 2010 to $1.9 million for the six months ended December 31, 2011.  This decrease was due principally to a decrease in the average balance of interest-earning assets and decrease in yield.  Interest income decreased by $225,000 on loans and increased $23,000 on investment securities and other interest-earning deposits, including Federal Home Loan Bank stock.  The average yield on the loan portfolio decreased from 6.02% for the six months ended December 31, 2010 to 5.72% for the six months ended December 31, 2011 in the generally lower interest rate environment. The average yield on investments, including securities, FHLB stock and interest-bearing deposits increased from 1.05% for the six months ended December 31, 2010 to 1.45% for the six months ended December 31, 2011 due to higher yields on municipal bonds.

Interest Expense. Interest expense decreased by $159,000, or 21.2%, to $590,000 for the six months ended December 31, 2011 from $749,000 for the six months ended December 31, 2010.  The decrease was due principally to a decrease in the average balance in interest-bearing deposits and the lower cost of funds.  The average cost of these deposits decreased from 1.75% to 1.33% in the generally lower market interest rate environment. Average borrowings from FHLB decreased with the average cost of the borrowings decreasing from 3.09% to 2.76%.

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

	Six Months Ended December 31, 2011 vs 2010
	Increase (Decrease) Due to
	Volume	Rate	Net Increase (Decrease)
Interest-earning assets:
Loans	$(121)	$(104)	$(225)
Investment securities	17	5	22
Federal Home Loan Bank stock	-	2	2
Interest earning deposits	1	(2)	(1)
Total interest-earning assets	(103)	(99)	(202)

Interest-bearing liabilities:
Savings deposits	1	(6)	(5)
NOW accounts	1	(2)	(1)
Money market accounts	1	(6)	(5)
Certificates of deposit	(20)	(82)	(102)
Total deposits	(17)	(96)	(113)
Federal Home Loan Bank of Boston advances	(15)	(30)	(45)
Total interest-bearing liabilities	(32)	(126)	(158)

Change in net interest income	$(71)	$27	$(44)

         Provision for Loan Losses. The Company’s provision for loan losses was $58,000 and $304,000 for the six months ended December 31, 2011 and 2010, respectively.  Loan charge-offs totaled $67,000 and $80,000 for the six months ended December 31, 2011 and 2010, respectively. For further discussion of our current methodology, please refer to “Critical Accounting Policies—Allowance for Loan Losses.”

         Non-interest Income. Total non-interest income decreased $70,000, or 52.0%, to $64,000 for the six months ended December 31, 2011, from $134,000 for the six months ended December 31, 2010. This decrease was primarily due to increased losses of $68,000 in net loss on sale of real estate owned and other real estate owned expenses.

         Non-interest Expenses. Non-interest expenses increased $355,000, or 32.7%, to $1.4 million for the six months ended December 31, 2011, compared to $1.1 million for the six months ended December 31, 2010. The increase was primarily the result of an increase in losses on sale on foreclosed real estate of $194,000, accounting expenses of $16,000, Federal deposit insurance premiums of $61,000, and an increase in salary and employee benefits of $56,000 for the six months ended December 31, 2011.

         Income Taxes. Income tax expense decreased by $84,000, to a tax benefit of $31,000 for the six months ended December 31, 2011, reflecting an effective tax rate of 40.3%, compared to a tax expense of $53,000 for the six months ended December 31, 2010, reflecting an effective tax rate of 36.6%.

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

	For the Six Months Ended December 31,
	2011			2010
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$66,313	$1,896	5.72%	$70,452	$2,121	6.02%
Investment securities (1)	2,896	45	3.12%	1,787	23	2.60%
Federal Home Loan Bank stock	1,252	2	0.29%	1,252	-	0.00%
Interest-earning deposits	2,816	3	0.24%	2,280	5	0.41%
Total interest-earning assets	73,277	$1,946	5.31%	75,771	$2,149	5.67%
Non-interest-earning assets	5,230			5,073
Total assets	$78,507			$80,844

Interest-bearing liabilities:
Savings deposits	$4,404	$9	0.39%	$4,195	$14	0.65%
NOW accounts	3,174	7	0.43%	2,765	8	0.56%
Money market accounts	13,321	49	0.74%	13,001	54	0.83%
Certificate of deposit	30,040	274	1.83%	31,841	377	2.37%
Total interest bearing deposits	50,939	339	1.33%	51,802	453	1.75%
FHLB advances	18,188	251	2.76%	19,191	296	3.09%
Total interest-bearing liabilities	$69,127	$590	1.71%	$70,993	$749	2.11%

Non-interest-bearing liabilities:
Demand deposits	3,057			3,406
Other non-interest bearing liabilities	94			235
Total liabilities	72,278			74,634
Retained earnings	6,229			6,210
Total liabilities and capital	$78,507			$80,844

Net interest income		$1,356			$1,400
Net interest rate spread (2)			3.60%			3.56%
Net interest earning assets (3)	$4,150			$4,778
Net interest margin (4)			3.70%			3.70%
Average of interest earning assets to
interest bearing liabilities	106.00%			106.73%

(1)	Consists of taxable investment securities and one municipal bond. The municipal bond is presented on a fully taxable basis as the tax equivalent adjustment is not material to the yield.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and federal funds sold. Our most liquid assets are cash and cash equivalents and interest-earning deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $5.8 million, including interest-earning deposits of $3.9 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $1.8 million at December 31, 2011, and certificates of deposit at other banks totaled $248,000. At December 31, 2011, we had $17.8 million of outstanding borrowings from FHLB, and the ability to borrow an additional $1.0 million.

At December 31, 2011, the Company had $181,000 in loan commitments outstanding and $3.9 million in unused lines of credit, letters of credit and unadvanced portions of construction loans.

Certificates of deposit due to mature within one year of December 31, 2011 totaled $16.5 million, or 30.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us.

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

Capital Resources

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well-capitalized” under regulatory guidelines.

The actual and minimum capital amounts and ratios for the Bank are presented in the following table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011

Total capital to risk weighted assets	$6,077,000	12.75%	$3,814,000	8.00%	$4,767,000	10.00%
Tier 1 capital to risk weighted assets	$5,853,000	12.28%	$1,907,000	4.00%	$2,860,000	6.00%
Tier 1 capital to total assets	$5,853,000	7.52%	$3,114,000	4.00%	$3,893,000	5.00%

June 30, 2011

Total capital to risk weighted assets	$6,272,000	12.79%	$3,922,000	8.00%	$4,902,000	10.00%
Tier 1 capital to risk weighted assets	$5,981,000	11.54%	$1,961,000	4.00%	$2,941,000	6.00%
Tier 1 capital to total assets	$5,981,000	7.65%	$3,127,000	4.00%	$3,909,000	5.00%

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

The Company did not repurchase any shares during the quarter ended December 31, 2011.

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

***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and June 30, 2011, Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010, Consolidated Statements of Operations for the six months ended December 31, 2011 and 2010, Consolidated Statements of Changes to Stockholders’ Equity Comprehensive Income for the three months ended December 31, 2011 and 2010, Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010, Notes to Consolidated Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 19 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Auburn Bancorp, Inc. (Registrant)

Date: February 13, 2012	By:	/s/ Allen T. Sterling
Allen T. Sterling
President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2012	By:	/s/ Rachel A. Haines
Rachel A. Haines
Senior Vice President and Treasurer (Principal Accounting and Financial Officer)